Form 10-Q
period 2000-12-29
SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS INC
filed 2001-02-12
CIK 1126499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 29, 2000
                        Commission File Number 000-31859

          SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                                77-0537234
  (State or other jurisdiction of                                  (I.R.S. Employer
   incorporation or organization)                               Identification Number)

            895 Emerson St.,                                             94301
         Palo Alto, California                                         (Zip Code)
(Address of principal executive offices)

                           Telephone:  (650) 473-3130
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



          Yes     No  X
                     ---

On December 29, 2000, 75,283,820 shares of the registrant's common stock, $0.001 par value per share, were issued and outstanding.

          SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

                                     INDEX


PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                                             Page
                                                                                             ----
Consolidated Balance Sheets as of December 29, 2000 and
 June 30, 2000 ..............................................................................  3
Consolidated and Combined Condensed Statements of Operations for the Quarters Ended December
 29, 2000 and December 31, 1999 and for the Six Months Ended December 29, 2000 and
 December 31, 1999...........................................................................  4
Consolidated and Combined Statements of Cash Flows for the Six Months Ended December 29, 2000
 and December 31, 1999.......................................................................  5
Consolidated and Combined Statements of Stockholders' Equity for the Six Months Ended
 December 29, 2000 and for the Year Ended June 30, 2000......................................  6
Notes to Consolidated and Combined Condensed Financial Statements............................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................................. 25

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................... 52

PART II     OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................. 54

Item 2.   Change in Securities and Use of Proceeds........................................... 55

Item 6.   Exhibits and Reports on Form 8-K................................................... 55

     SIGNATURES.............................................................................. 56

Item 1.

          SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

                         CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (UNAUDITED)



                                                                                        (See note 2)
                                                                                        December 29,         June 30,
                                                                                           2000                2000
                                                                                 ------------------------------------------
ASSETS  (note 10)
Current assets:
 Cash................................................................                     $ 6,544           $   3,621
 Loan receivable from Seagate Technology LLC (note 3)................                      31,331              25,681
 Accounts receivable, net............................................                      21,083              16,578
 Income taxes receivable.............................................                       1,599               6,071
 Inventories.........................................................                         357                 674
 Prepaid and other current assets....................................                       4,181               4,021
                                                                                          -------           ---------
    Total current assets.............................................                      65,095              56,646
Capital assets, net..................................................                       5,955               9,348
Goodwill and other intangibles, net..................................                      21,687               5,286
                                                                                          -------           ---------
    Total assets.....................................................                     $92,737           $  71,280
                                                                                          =======           =========
LIABILITIES
Current liabilities:
 Accounts payable.....................................................                     10,064              10,190
 Accrued employee compensation........................................                      8,449               6,004
 Accrued expenses.....................................................                     11,003              12,097
 Deferred revenue.....................................................                     24,971              19,495
                                                                                          -------           ---------
    Total current liabilities........................................                      54,487              47,786
Deferred income taxes................................................                       2,087                 381
                                                                                          -------           ---------
    Total liabilities................................................                      56,574              48,167
Commitments and contingencies (notes 2, 3, and 10)

STOCKHOLDERS' EQUITY
Common stock--150,000,000 shares authorized; shares issued and outstanding--75,283,820 and 75,002,050 at $0.001 par value per share
 as of December 29, 2000 and June 30, 2000...........................                          75                  75
Additional paid-in capital...........................................                      41,625             407,893
Accumulated deficit..................................................                      (5,535)           (384,688)
Accumulated other comprehensive loss.................................                          (2)               (167)
                                                                                          -------           ---------
    Total stockholders' equity.......................................                      36,163              23,113
                                                                                          -------           ---------
    Total liabilities and stockholders' equity.......................                     $92,737           $  71,280
                                                                                          =======           =========

     See notes to consolidated and combined condensed financial statements.

          SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (UNAUDITED)

                                                                           (See note 2)
                                                    For the quarters ended                 For the six months ended
                                               ----------------------------------      ----------------------------------
                                                   December 29,      December 31,       December 29,        December 31,
                                                       2000             1999               2000                1999
                                               ----------------    --------------       -------------      ---------------
Revenues:
 Licensing (note 7)......................       $    25,579         $    16,228         $    48,536         $    31,391
 Maintenance, support and services
 (note 7)................................            14,566              14,070              28,512              26,784
                                                -----------         -----------         -----------         -----------
    Total revenues ......................            40,145              30,298              77,048              58,175
Cost of revenues:
 Licensing...............................             1,155                 984               2,182               1,603
 Maintenance, support and services.......            10,008               9,911              20,028              20,815
 Amortization of developed technologies..               458                  50                 511                  93
                                                -----------         -----------         -----------         -----------
    Total cost of revenues...............            11,621              10,945              22,721              22,511
                                                -----------         -----------         -----------         -----------
Gross profit.............................            28,524              19,353              54,327              35,664
Operating expenses:
 Sales and marketing.....................            17,755              15,513              34,823              32,427
 Research and development................             7,067               6,698              13,785              12,841
 General and administrative (note 7).....             5,307               5,621               9,491              10,008
 Amortization of goodwill and other                     456                 494                 844               2,002
  intangibles............................
 Write-off of in-process research and
  development (note 2)...................             7,073                  --               7,073                  --
 Unusual items (note 5)..................             1,851             242,215               1,851             242,569
 Restructuring costs (note 6)............                --               1,301                 573               1,301
                                                -----------         -----------         -----------         -----------
    Total operating expenses.............            39,509             271,842              68,440             301,148
                                                -----------         -----------         -----------         -----------
Loss from operations.....................           (10,985)           (252,489)            (14,113)           (265,484)

 Interest and other income (expense),
  net (note 3)...........................               897                (859)              1,120              (1,283)
                                                -----------         -----------         -----------         -----------
Loss before income taxes.................           (10,088)           (253,348)            (12,993)           (266,767)
Benefit from (provision for) income......             1,780              40,114               2,506              48,881
 taxes (note 8)..........................       -----------         -----------         -----------         -----------
Net loss.................................       $    (8,308)        $  (213,234)        $   (10,487)        $  (217,886)
                                                ===========         ===========         ===========         ===========
Net loss per share:
 Basic and diluted (note 9)..............       $     (0.11)        $     (2.84)        $     (0.14)        $     (2.90)
                                                ===========         ===========         ===========         ===========
Weighted average number of shares used
 in basic and diluted net loss per share:        75,240,507          75,001,000          75,155,894          75,001,000


    See notes to consolidated and combined condensed financial statements.

          SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                     (See note 2)
                                                                               For the six months ended
                                                                       ---------------------------------------
                                                                          December 29,        December 31,
                                                                              2000               1999
                                                                       ------------------   ------------------
Operating activities:
Net loss.........................................................           $(10,487)           $(217,886)
Adjustments to reconcile net loss to net cash from operating activities:
 Depreciation and amortization...................................              3,635                4,112
 Bad debt expense................................................                588                2,674
 Deferred income taxes...........................................                162                  (27)
 Stock based compensation expense on Seagate Technology Exchange
  of Shares......................................................              1,851              239,574
 Write-off of in-process research and development................              7,073                   --
                                                                            --------            ---------
                                                                               2,822               28,447
                                                                            --------            ---------
Changes in operating assets and liabilities:
 Accounts receivable.............................................             (5,059)              15,916
 Income taxes receivable.........................................              4,472              (51,280)
 Income taxes receivable from Seagate Technology.................             (3,978)              (4,118)
 Inventories.....................................................                317                  366
 Prepaid and other current assets................................               (129)              (3,397)
 Accounts payable................................................                (75)              (2,668)
 Accrued employee compensation...................................              2,527               (4,422)
 Accrued expenses................................................             (1,094)               4,575
 Deferred revenue................................................              6,821                 (568)
 Other liabilities...............................................                 --                 (225)
                                                                            --------            ---------
    Net cash provided by (used in) operating activities..........              6,624              (17,374)
                                                                            --------            ---------
Investing activities:
Acquisition of capital assets, net...............................             (2,966)              (1,454)
                                                                            --------            ---------
    Net cash (used in) investing activities......................             (2,966)              (1,454)
                                                                            --------            ---------
Financing activities:
Issuance of common stock and common stock subject to repurchase..              1,127                    1
Borrowings from Seagate Technology...............................             76,712               94,895
Payment to Seagate Technology...........                                     (78,384)             (77,075)
                                                                            --------            ---------
    Net cash provided by (used in) financing activities..........               (545)              17,821
Effect of exchange rate changes on cash..........................               (190)                 614
                                                                            --------            ---------
    Increase (decrease) in cash..................................              2,923                 (393)
Cash at the beginning of the period..............................              3,621                7,419
                                                                            --------            ---------
Cash at the end of the period....................................           $  6,544            $   7,026
                                                                            ========            =========

     See notes to consolidated and combined condensed financial statements.

          SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the six months ended December 29, 2000 and for the
                            year ended June 30, 2000
                (In thousands, except share and per share data)
                                 (UNAUDITED)

                                                                               Accumulated
(See note 2)                                     Common Stock     Additional      Other
                                               ----------------    Paid-In     Comprehensive   Accumulated
                                               Shares    Amount    Capital     Income (Loss)     Deficit       Total
                                               ------    ------   ----------   -------------   -----------     -----
Balance at July 2, 1999....................          --      --     167,038            (629)     (163,526)      2,883
Components of comprehensive loss:
  Foreign currency translation.............                                             462                       462
  Net loss.................................                                                      (221,162)   (221,162)
                                                                                                            ---------
  Comprehensive loss.......................                                                                  (220,700)
Incorporation of Seagate Software..........       1,000                   1                                         1
Contribution of legal entities to Seagate
 Software..................................  75,000,000      75         (75)
Issuance of common stock upon exercise of
 employee stock options....................       1,050                   4                                         4
Equity contribution by Seagate Technology
 related to the acquisition of the
 minority interest of Seagate Software
 Holdings, Inc.............................                           1,242                                     1,242
Compensation expense for Seagate
 Technology Stock Exchange Offer...........                         239,574                                   239,574
Income tax benefit from Seagate Technology
 stock option exercises....................                             109                                       109
                                             ----------     ---    --------           -----      --------   ---------
Balance at June 30, 2000...................  75,002,050     $75    $407,893           $(167)    $(384,688)  $  23,113
Foreign currency translation...............                                              76                        76
Net loss to November 22, 2000..............                                                        (4,952)     (4,952)
Issuance of common stock eligible for
 repurchase................................     225,000                 900                                       900
Issuance of common stock upon
  exercise of employee stock options.......      12,241                  49                                        49
Income tax benefit from Seagate Technology
 stock option exercises....................                              33                                        33
Components of comprehensive loss:
Compensation expense for
 Seagate Technology Stock Options..........                           1,851                                     1,851
                                             ----------     ---    --------           -----      --------   ---------
Balance at November 22, 2000...............  75,239,291     $75    $410,726           $ (91)    $(389,640)  $  21,070
Elimination of retained deficit and other
 comprehensive income .....................                        (389,731)             91       389,640          --
Push down adjustments reflecting new basis
of net assets .............................                          20,452                                    20,452
                                             ----------     ---    --------           -----      --------   ---------
Adjusted Balance at November 22, 2000......                 $75    $ 41,447             --             --   $  41,522
Foreign currency translation...............                                              (2)                       (2)
Net loss...................................                                                        (5,535)     (5,535)
Issuance of common stock upon
 exercise of employee stock options........      44,529                 178                                       178
                                             ----------     ---    --------           -----      --------   ---------
Balance at December 29, 2000...............  75,283,820     $75    $ 41,625           $  (2)    $  (5,535)  $  36,163
                                             ==========  ======    ========           =====     =========   =========

     See notes to consolidated and combined condensed financial statements.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


NOTE 1.  Description of Business and Basis of Presentation

  Description of Business

  Seagate Software Information Management Group Holdings, Inc. ("Seagate Software" or the "Company") develops and markets software products and provides related services enabling business users and information technology professionals to manage enterprise information. Seagate Software operates in a single industry segment and its products, commonly referred to as business intelligence software, permit the analysis and interpretation of data in order to make business decisions. Seagate Software is incorporated in Delaware and the Company's head office is in Palo Alto, California.

  On November 22, 2000, through Suez Software, Seagate Software became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("SAC"). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings" and formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology, Inc. ("Seagate Technology"). Seagate Technology was a data technology company that provided products for storing, managing and accessing digital information on computer systems. The outstanding minority interests in our capital stock amounted to approximately 12.8% and 10.5% on a fully diluted basis as of December 29, 2000 and June 30, 2000, respectively. The minority interests consisted of the Company's common stock and options to purchase Seagate Software common stock issued pursuant to the 1999 and 2000 Stock Option Plans.

  Basis of Presentation

  The consolidated and combined condensed financial statements of Seagate Software have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. These unaudited interim financial statements, should be read in conjunction with the consolidated and combined financial statements and related notes of the Company as of June 30, 2000, included in the Company's Form 10 as filed and amended with the Securities Exchange Commission ("SEC").

  The consolidated and combined condensed financial statements reflect, in the opinion of management, all material adjustments (consisting of normal recurring items) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for such periods. The results of operations for the quarter and six months ended December 29, 2000 are not

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 2001.

  On November 22, 2000, 99% of the outstanding common stock of Seagate Software was purchased by SAC, through Suez Software and resulted in a "Change in Control of Seagate Software" as described in note 2. Under SEC rules and regulations, because more than 95% of the Company was acquired and a change of ownership occurred, Seagate Software has restated all its assets and liabilities as of November 22, 2000 on a push down accounting basis. Accordingly, results of operations prior to November 22, 2000 and the comparative information presented do not reflect these adjustments. Refer to further discussion of the push down accounting basis in note 2.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2000 ended on June 30, 2000 and fiscal 1999 ended on July 2, 1999. Fiscal 2000 and 1999 were comprised of 52 weeks. Fiscal 2001 will be a 52-week year and will end on June 29, 2001. The quarters ended October 1, 1999, December 31, 1999, September 29, 2000 and December 29, 2000 each comprised 13 weeks of activity.

NOTE 2.  Change in Control of Seagate Software

  On November 22, 2000, Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation ("Suez Software") and a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("SAC"), acquired 75,001,000 shares of Seagate Software common stock under the terms of a stock purchase agreement (the "Stock Purchase Agreement"). As a result of the transaction, SAC held 99.6% of the outstanding capital stock of Seagate Software at December 29, 2000. SAC did not purchase shares of Seagate Software common stock that are outstanding as a result of the exercise of options to purchase these shares under Seagate Software's 1999 and 2000 Stock Option Plans. Seagate Software minority stockholders continue to hold their interests in common stock. In addition, the outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans continue to remain outstanding.

Sale of Seagate Technology

  On March 29, 2000, Seagate Software Holdings, Seagate Technology and Suez Acquisition Company (Cayman) Limited ("Old SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into the Stock Purchase Agreement, and Seagate Technology, VERITAS Software Corporation ("VERITAS") and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). At the closing of the transaction contemplated by the Stock Purchase Agreement, Old SAC assigned all of its rights under such agreements to SAC.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

  SAC was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. Similar to Old SAC, SAC is controlled by Silver Lake Partners and Texas Pacific Group. Silver Lake Partners L.P. is a private investment firm headquartered in Menlo Park, California and New York, New York, the general partner of which is Silver Lake Technology Associates, L.L.C. Silver Lake Technology Associates L.L.C. is a Delaware limited liability company.

Transaction Financing and Consideration Paid

  SAC financed the acquisition of the Seagate Technology operating assets, including 75,001,000 shares of Seagate Software's common stock through:

  . Equity financing of $916 million from Silver Lake Partners, L.P., TPG Partners III, L.P., August Capital, Chase Capital Partners, GS Private Equity Partners, L.P. and other investors, including certain of the directors of Seagate Software.

  . A senior secured credit facility of $700 million in the aggregate from the Chase Manhattan Bank, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation (in addition, a revolver facility with amounts available up to $200 million was also issued).

  . Senior subordinated notes of approximately $210 million issued by Seagate Technology International at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. Seagate Technology International is indirectly owned by SAC.

  . Certain cash reserves of Seagate Technology of approximately $149 million, net of estimated transaction costs of $100 million.

  . In lieu of receiving consideration in connection with the Merger, most of Seagate Technology's senior management team converted a portion of their unvested Seagate Technology options and restricted stock ("rollover equity") with an aggregate value of $184 million into deferred compensation and an equity interest in SAC. Although the amount of cash that Seagate Technology received from SAC was reduced by the aggregate value of this converted equity, the total merger consideration received by Seagate Technology stockholders on a per share basis was not reduced due to the cancellation of a number of Seagate Technology stock options equal in value to the $184 million in rollover equity. As a result, while the cash component of the merger consideration to be received by Seagate Technology shareholders was reduced on a per share basis, the VERITAS shares component of the merger consideration was increased on a per share basis by an offsetting amount because of the antidilutive impact of the Seagate Technology stock options that were cancelled.

  Under the Stock Purchase Agreement, SAC purchased for $2.05 billion of cash (less the value of Seagate Technology equity rolled over by former Seagate Technology officers and less $50 million paid to VERITAS and to be released to the former Seagate Technology shareholders upon settlement of outstanding lawsuits), all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's disc drive, tape drive, software and

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

intelligent storage solutions businesses and operations, including shares of Seagate Software common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. This transaction is referred to hereafter as the SAC Transaction.

  Immediately following the SAC Transaction, VERITAS acquired Seagate Technology pursuant to the Merger Agreement such that, a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, and Seagate Technology survived the merger and became a wholly owned subsidiary of VERITAS. This wholly owned subsidiary was renamed VERITAS Software Technology Corporation. We refer to this transaction as the Merger. In the Merger, the Seagate Technology stockholders received consideration consisting of 0.4465 shares of VERITAS common stock and $8.55 of cash per share of Seagate Technology common stock.
The Merger is intended to qualify as a tax-free reorganization.

  In addition, the Seagate Technology stockholders were entitled to receive their proportionate amounts of a tax refund trust account, a class action litigation settlement of $50 million and the shares of Lernout & Hauspie Speech Products N.V. held by Seagate Technology at closing.

  VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including Seagate Software. All of Seagate Technology's operating assets, including Seagate Software, were sold to wholly owned subsidiaries of SAC in connection with the leveraged buyout.

  Seagate Software's directors and officers had interests in the Merger and the SAC Transaction that may have differed from those of Seagate Technology's or VERITAS' stockholders. For example, certain directors and officers of Seagate Software are members of the board of directors of VERITAS.

  As part of the SAC Transaction, SAC, Seagate Technology and Seagate Software agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with the Company's operating assets. On March 29, 2000, Seagate Technology, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including Seagate Software, have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC Transaction and the Merger.

  A majority of Seagate Software's assets along with certain other assets of Seagate Technology, are now pledged as a guarantee for debt issued to finance the SAC Transaction. (Refer to further discussion in note 10).

  The federal tax allocation agreement ("Tax Allocation Agreement") Seagate Software had with Seagate Technology was terminated on November 22, 2000, and Seagate Software will no longer file federal income tax returns on a consolidated basis with Seagate Technology. (Refer to further discussion in note 8).

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

  Seagate Software relies on a revolving loan, pursuant to a revolving loan agreement (the "Revolving Loan Agreement"), with Seagate Technology LLC ("New Seagate"), which is a wholly owned subsidiary of SAC, to fund a portion of its operating cash needs. The Revolving Loan Agreement continues in effect subsequent to the closing of the SAC Transaction on November 22, 2000 and expires on July 4, 2001. (Refer to further discussion in note 3).

Allocation of Purchase Price to Seagate Software Pursuant to the Application of Push Down Accounting

  The SAC Transaction constituted a purchase business transaction of Seagate Technology and resulted in a change in control of Seagate Software. Under purchase accounting rules, the net purchase price under this transaction has been allocated to the assets and liabilities of Seagate Technology and subsidiaries, including Seagate Software based on their estimated fair values at the date of the transaction. However, the estimated fair values of identifiable tangible and intangible assets and liabilities of Seagate Technology and subsidiaries at the date of the transaction were greater than the amount paid, resulting in negative goodwill. The negative goodwill has been allocated to the long-lived tangible and intangible assets, including those of Seagate Software, on the basis of relative fair values. The estimated fair values of tangible and intangible assets, including in-process research and development, have been determined based upon independent appraisals.

  The consolidated and combined condensed interim financial statements as of December 29, 2000 reflect the historical results of operations and financial position up to the date of the transaction, November 22, 2000, the restatement of assets and liabilities at that date to reflect the push down purchase accounting adjustments, followed by the results of operations and financial position for the period from November 22, 2000 to December 29, 2000 reflecting the effects of restated balances from the date of the SAC Transaction. As a result of the SAC Transaction and the push down accounting, the Company's results of operations following the SAC Transaction, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to the SAC Transaction.

  In connection with the finalization of the purchase price allocation of these transactions, SAC and Seagate Software are currently evaluating the fair value of the consideration given and the fair value of the assets acquired and liabilities assumed. Using this information, SAC and Seagate Software will make a final allocation of the purchase price including the allocation to in-process research and development and other intangibles. Accordingly, the purchase price allocation is preliminary, and subject to adjustment.

  The table below lists the estimated net purchase price allocation of the tangible and intangible assets acquired. The fair value of the intangible assets acquired and long-lived assets acquired have been reduced by approximately 46% as a result of negative goodwill allocated to these assets to arrive at the net purchase price allocation.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


                                                       Net Purchase Price
             Purchase Price Allocation                    Allocation
---------------------------------------------------    ------------------
                                                          (thousands)

Net current assets acquired........................          $ 9,138
Tangible long-lived assets acquired (1)............            5,130
                                                             -------
                                                              14,268
                                                             -------
Intangible assets acquired:
Developed technology (2)...........................           15,234
Assembled work force (3)...........................            7,073
In-process research and development (4)............            7,073
Deferred tax liability (5).........................           (2,126)
                                                             -------
                                                             $27,254
                                                             -------
    Total..........................................          $41,522
                                                             =======

  (1) Tangible long-lived assets acquired consists of leasehold improvements and equipment, and are amortized over their remaining useful lives of approximately 2 years.

  (2) The value of the developed technology has been estimated by discounting the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation for developed technology, which had reached technological feasibility and therefore was capable of being capitalized. The developed technology is being amortized on the straight-line basis over its estimated useful life (3 years) and the amortization is included in cost of revenues.

  (3) The estimated value of the assembled work force has been determined by estimating the costs to replace the existing employees, including the recruiting, hiring and training costs for each category of employee. The assembled workforce is being amortized on the straight-line basis over its estimated useful life (3 years) and the amortization is included in amortization of goodwill and other intangibles.

  (4) As the basis for identifying the in-process research and development ("IPR&D"), Seagate Software's developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Financial Accounting Standards Board ("FAS") Statement No. 2 and FAS Statement No. 86. Seagate Software has charged the value allocated to projects identified as IPR&D to expense in the period the transactions close. This write-off is necessary because the acquired technologies have not yet reached technological feasibility and have no future alternative uses.

      At the valuation date, Seagate Software was in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70%, and 75% complete based on total man-hours and absolute time. Seagate Software expects these three projects to be completed in fiscal 2002, at an estimated cost of $20 million. The nature of the efforts required to develop the purchased IPR&D

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

      into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Seagate Software expects that the acquired IPR&D will be successfully developed, but it cannot ensure that commercial viability of these products will be achieved.

      The value of the purchased IPR&D for Seagate Software has been calculated by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.

  (5) Deferred taxes arose because of the difference between book and tax basis of tangible long-lived and intangible assets acquired and located in jurisdictions other than the United States (U.S.). Deferred taxes do not arise for those intangible and tangible long-lived assets acquired and located in the U.S., because the transaction is subject to a special tax election in the U.S., whereby no difference in the book and tax basis of the net assets exist.

Pro Forma Information. The following table presents the unaudited pro forma results of operations for informational purposes, assuming the change of control of Seagate Software occurred at the beginning of fiscal 1999:

                                                              For the Six Months Ended
                                                         ------------------------------------
(in thousands, except for per share amounts)             December 29, 2000  December 31, 1999
Total revenue..........................................            $77,048           $ 58,175
Net loss...............................................            $(6,847)          $(23,237)
                                                                   -------           --------
Pro forma basic and diluted net loss per share.........            $ (0.09)          $  (0.31)
                                                                   =======           ========

  The pro forma results of operations give effect to certain adjustments including amendment of amortization and depreciation of revalued intangible and tangible assets. The pro forma net loss for the six months ended December 29, 2000 and December 31, 1999 does not include the following push down and purchase price adjustments, as they represent one time charges which are not necessarily reflective of ongoing operating results:

        . unusual items of approximately $1.9 million and $242.6 million for the six months ended December 29, 2000 and December 31, 1999, respectively as described in note 5;

        . the effects of fair value adjustments to deferred revenue, reducing revenue by $1.3 million on a declining basis during the twelve months following the date of the transaction; and

        . the write off of IPR&D charges of approximately $7.1 million during the quarter and six months ended December 29, 2000, in connection with the SAC Transaction.

NOTE 3. Economic Dependence on Seagate Technology

  On July 4, 2000, Seagate Software and Seagate Technology LLC, then a wholly owned subsidiary of Seagate Technology, now an indirect subsidiary of SAC, renewed the Revolving Loan Agreement dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital needs and operating activities. The Revolving Loan Agreement provides for maximum outstanding borrowings of up to $60.0 million and expires on July 4, 2001. The Revolving Loan Agreement continued in effect subsequent to the closing of the SAC Transaction on November 22, 2000. The loan is payable or receivable upon termination of the agreement. As of December 29, 2000 and June 30, 2000, the revolving loan balance was a net receivable from Seagate Technology LLC and its affiliates of $31.3 million and $25.7 million, respectively. The net receivable arose largely as a result of offsetting amounts due from Seagate Technology

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

under a Tax Allocation Agreement for income tax loss benefits utilized by Seagate Technology relative to Seagate Software's tax loss position (refer to note 8 for further discussion). The loan balance is presented on the balance sheet as a net receivable or net payable in accordance with the terms of the loan agreement.

  During the quarter and six months ended December 29, 2000, Seagate Software earned interest income on a monthly basis on the net receivable revolving loan balance outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 7.67% for the six months ended December 29, 2000).

  During the quarter and six months ended December 31, 1999, interest was charged or earned on the net revolving loan balance receivable or payable outstanding on a monthly basis at the LIBOR rate plus 2% per annum, (7.53% for the six months ended December 31, 1999). Interest income and expense as presented in the statement of operations primarily relates to interest on the revolving loan.

  Seagate Software has incurred net losses during the three year period ended June 30, 2000 and the quarter ended December 29, 2000. Seagate Software relies on the revolving loan with Seagate Technology LLC to fund a portion of its operating needs. Seagate Software believes that the amounts due from Seagate Technology under the Revolving Loan Agreement, in addition to the amounts available to Seagate Software under the Revolving Loan Agreement are sufficient to fund Seagate Software's operating and planned activities during the next six months.

  Seagate Software may require additional financing through the end of fiscal 2002. Seagate Software is in the process of negotiating additional financing with Seagate Technology LLC through the end of fiscal 2002. Should additional financing not be available from Seagate Technology LLC at terms that are satisfactory to Seagate Software and Seagate Technology LLC, Seagate Software may seek additional equity and financing from other sources, subject to concurrence by the lenders which financed the SAC Transaction, as well as Seagate Software's parent company. As a result of the SAC Transaction, Seagate Software guaranteed the debt used to finance the SAC Transaction and pledged a majority of its assets. As a result of restrictive covenants under the debt agreement, the ability of Seagate Software to raise additional debt or equity from other sources may be limited. (Refer to note 10 for further discussion.)

NOTE 4.  Revenue Recognition

  Typically, Seagate Software can establish vendor specific objective evidence ("VSOE") for all elements of its multi-element arrangements, and accordingly, revenues are allocated to the individual elements on the basis of VSOE. During the second quarter of fiscal year 2001, Seagate Software adopted a new sales model that limits the sale of certain software license products sold on an individual basis and, as a result, is not able to establish sufficient VSOE for these license products. As a result of this change in circumstance, when these products are included in bundled arrangements with technical support and maintenance services, Seagate Software applies the residual method of accounting as specified in SOP 98-9 such that the total fair value of the undelivered elements as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenue related to the delivered elements. The impact on revenues of applying the residual method of accounting in the quarter ended December 29, 2000 was not material. Although not typical, some OEM arrangements contain end-user maintenance elements for which VSOE has not been established, as sufficient

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

evidence of consistent pricing and renewal rates has not been present. In such arrangements, Seagate Software has recognized the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.


NOTE 5.    Unusual Transactions

  Sale of Seagate Technology

  On November 22, 2000, the date of the closing of the SAC Transaction, vesting of Seagate Technology options were accelerated and net exercised for merger consideration of 0.4465 shares of VERITAS and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Seagate Technology. At November 22, 2000, options to purchase 51,500 shares of Seagate Technology common stock were held by certain Seagate Software employees. As a result, the Company recorded approximately $1.9 million of compensation expense attributable to its employees as a capital contribution from Seagate Technology. The compensation expense is recorded as an unusual item in the income statement for the quarter and six months ended December 29, 2000.

The October 1999 Seagate Technology Exchange of Shares

  On October 20, 1999, the stockholders of Seagate Software Holdings approved the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. The merger was effected on October 20, 1999. Seagate Software Holdings assets consisted of the assets of the business and its investment in the common stock of VERITAS. Upon the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. All outstanding options to purchase Seagate Software Holdings common stock were accelerated immediately prior to the merger. In connection with the merger, Seagate Software Holdings minority stockholders and optionees received payment in the form of 3.23 shares of Seagate Technology's common stock per share of Seagate Software Holdings common stock less any amounts due for the payment of the exercise price of unexercised options. Seagate Technology issued 9,124,046 shares of its common stock from treasury shares to optionees and minority stockholders of Seagate Software Holdings in connection with the merger.

  Seagate Technology accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software Holdings common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19.4 million and was recorded as the purchase price and allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. Seagate Technology accounted for the exchange of shares of its common stock for stock options in Seagate Software Holdings held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. Seagate Technology recorded compensation expense of $283.6 million, plus $2.1 million of employer portion of payroll taxes, related to the purchase of minority interest in Seagate Software Holdings.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

  The consolidated and combined condensed statement of operations for the quarter and six months ended December 31, 1999 includes an allocation of compensation expense arising from the October 1999 Seagate Technology exchange offer. Compensation expense was allocated to Seagate Software on the basis of employees specifically identified with the business and for those employees that performed services for the business, on the basis of time estimates. Accordingly, Seagate Software recorded $239.6 million of the $283.6 million compensation expense related to the October 1999 Seagate Technology Exchange of Shares and an offsetting $239.6 million was recorded as a capital contribution from Seagate Technology. In addition, the $2.1 million of employer portion of payroll taxes paid related to Seagate Software employees and therefore the amount is recorded as an expense for the quarter and six months ended December 31, 1999.

  In addition, $877,000 of legal and accounting costs were incurred by Seagate Software in connection with the recapitalization and reorganization of Seagate Software, of which $523,000 was recorded in the quarter and six months ended December 31, 1999.

  The following table summarizes the components of the unusual items expense for the quarter and six months ended December 31, 1999 reported by Seagate Technology that are attributable to the employees of Seagate Software:



                                          As reported by    Allocated to Seagate
                                        Seagate Technology        Software
                                        ------------------  --------------------
                                                     (in thousands)

Compensation expense associated with
  the exchange of Seagate Software
  Holdings common stock for Seagate
  Technology common stock.............            $283,619              $239,574
Employer portion of payroll taxes.....               2,118                 2,118
Transaction costs.....................                 877                   877
                                                  --------              --------
     Total unusual items..............            $286,614              $242,569
                                                  ========              ========

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

NOTE 6.    Restructuring Costs

  During the six months ended December 29, 2000, Seagate Software incurred $573,000 of restructuring charges. The charges relate to the closure of eight offices in Europe and are part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer office locations. The charges primarily consisted of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At December 29, 2000, $375,000 was included in accrued expenses and is expected to be paid by the quarter ending March 30, 2001.

  During the six months ended December 31, 1999, Seagate Software incurred $1.3 million of restructuring charges for termination of excess personnel as Seagate Software realigned its resources to better manage and control its business. The charges resulted from a Company-wide restructuring plan announced in October 1999 and were comprised of charges of severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000.

  The restructuring events described above were independent of each other.

NOTE 7. Related Party Transactions

  During the quarter and six months ended December 29, 2000, Seagate Software signed a software license agreement (the "License Agreement") with Seagate Technology. Under the terms of the License Agreement, Seagate Software granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use its business intelligence software and maintenance and support services. The total value of the License Agreement is $1.6 million. The License Agreement was priced at an approximate 50% discount to Seagate Software's established list price. During the quarter and six months ended December 29, 2000, Seagate Software recognized a total of $1.3 million from the License Agreement. The balance of $347,000 is included in deferred revenue. As of December 29, 2000, there was no outstanding amounts owed by Seagate Technology included in accounts receivable.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

  Historically, Seagate Technology has provided substantial services to Seagate Software under a General Services Agreement dated June 28, 1997. Upon closing of the SAC Transaction, this agreement was assumed by SAC. The services generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. Seagate Technology charges Seagate Software for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by Seagate Technology on behalf of Seagate Software less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Seagate Software based on detailed inquiries and estimates of time incurred by Seagate Technology's corporate marketing and general and administrative departmental managers. Management believes that the allocation method applied to the costs provided under the General Services Agreement is reasonable. Allocations charged to Seagate Software general and administrative expenses were $242,000 and $164,437 for the quarters ended December 29, 2000 and December 31, 1999, respectively, and $422,000 and $328,874 for the six months ended December 29, 2000 and December 31, 1999, respectively. Management estimates that additional costs for the services covered under this agreement would have been $688,000 for fiscal 2000 had the Company operated on a stand-alone basis from Seagate Technology.

NOTE 8.   Income Taxes

  The federal Tax Allocation Agreement ("Tax Allocation Agreement") Seagate Software had with Seagate Technology was terminated on November 22, 2000, and the Company will no longer file federal income tax returns on a consolidated basis with Seagate Technology. The Company will enter into a state tax allocation agreement with affiliates of New SAC, as applicable. Therefore, Seagate Technology will not benefit from nor will it reimburse the Company pursuant to the Tax Allocation Agreement for federal tax losses the Company sustains subsequent to consummation of the SAC Transaction. In prior periods, the Company has received substantial cash payments from its tax losses utilized by Seagate Technology, which it has used to reduce its obligations to Seagate Technology under the revolving loan agreement. As a result of the termination of the Tax Allocation Agreement, the Company may not be able to convert any future tax losses into cash.

  The income tax benefit recorded by the Company for the quarter and six months ended December 29, 2000 of $1.8 million and $2.5 million, respectively includes $4.0 million of tax benefits recorded pursuant to the Tax Allocation Agreement through November 22, 2000 offset by other income tax expenses. The effective tax rate used to record the income tax benefit for the quarter and six months ended December 29, 2000 differs from the U.S. federal statutory rate primarily due to an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the Tax Allocation Agreement on November 22, 2000 and push-down accounting charges that are nondeductible in foreign jurisdictions. The effective tax rate used to record the income tax benefit for the quarter and six months ended December 31, 1999 was less than the U.S. federal statutory rate primarily due to nondeductible expenses incurred in foreign jurisdictions in connection with the October 1999 recapitalization and reorganization of Seagate Software, including the October 1999 Seagate Technology Exchange of Shares.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________

NOTE 9.     Net Loss Per Share.

  Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", requires the disclosure of basic and diluted earnings (losses) per share. Prior to August 24, 1999, Seagate Software had no outstanding share capital. Seagate Software issued 1,000 shares of common stock to Seagate Technology for aggregate proceeds of $1,000 on August 24, 1999. On November 16, 1999, Seagate Software Holdings contributed the Information Management Group business' legal entities to Seagate Software in exchange for 75,000,000 shares of Seagate Software common stock. On November 22, 2000, and as part of the SAC Transaction, SAC, through Suez Software, acquired the 75,001,000 common shares of Seagate Software owned by Seagate Technology. Basic loss per common share has been computed using the weighted average number of shares of common stock outstanding during each of the periods presented, with the initial 1,000 and 75,000,000 shares being treated as outstanding for all reporting periods. Diluted loss per share is computed using the pro forma weighted average number of shares of common stock outstanding during each of the periods presented assuming exercise of options to purchase common stock, with the initial 1,000 and 75,000,000 shares being treated as outstanding for all reporting periods. Options to purchase common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

  Below is a reconciliation of the numerator and denominator used to calculate net loss per share (in thousands, expect share and per share data).


                                               For the quarters ended               For the six months ended
                                      -------------------------------------     --------------------------------------
                                      December 29, 2000   December 31, 1999      December 29, 2000   December 31, 1999
                                      -----------------   -----------------      -----------------   -----------------
                                                                                               (unaudited)
Basic net loss per share
 Numerator:
   Net loss...........................      $    (8,308)     $  (213,234)          $   (10,487)          $  (217,886)
 Denominator:
   Weighted average number of common
    shares outstanding................       75,240,507       75,001,000            75,155,894            75,001,000
Net loss per share - basic............      $     (0.11)     $     (2.84)          $     (0.14)          $     (2.90)
Diluted net loss per share
computation:
 Numerator:
   Net loss...........................      $    (8,308)     $  (213,234)          $   (10,487)          $  (217,886)
 Denominator:
   Weighted average number of common
    shares outstanding................       75,240,507       75,001,000            75,155,894            75,001,000
                                            -----------      -----------           -----------           -----------
                                             75,240,507       75,001,000            75,155,894            75,001,000
                                            -----------      -----------           -----------           -----------
Net loss per share - diluted..........      $     (0.11)     $     (2.84)          $     (0.14)          $     (2.90)
                                            ===========      ===========           ===========           ===========

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


NOTE 10.   Debt Guarantees and Pledge of Assets

  Senior Secured Credit Facility

  On the closing of the SAC Transaction, Seagate Technology International and Seagate Technology (US) Holdings, Inc., both subsidiaries of SAC entered into senior credit facilities with a syndicate of banks and other financial institutions led by The Chase Manhattan Bank, as administrative agent and an issuing bank, and Goldman Sachs Credit Partners L.P., as a documentation agent, The Bank of Nova Scotia as a documentation agent, and Merrill Lynch Capital Corporation, as a documentation agent. The senior credit facilities provide senior secured financing of up to $900 million, consisting of:

  . a $200 million revolving credit facility for general corporate purposes, with a sublimit of $100 million for letters of credit, which will terminate in five years;
  . a $200 million term loan A facility with a maturity of five years; and . a $500 million term loan B facility with a maturity of six years.

  At the closing of the transaction, SAC did not borrow under the revolving credit facility. At that time approximately $155 million of the revolving credit facility was available because approximately $45 million of existing letters of credit were outstanding and reduced availability under it. SAC drew the full amount of the term loan A facility and the term loan B facility on the closing of the transaction to finance the acquisition of Seagate Technology's operating assets, including 75,001,000 shares of Seagate Software common stock.

  The $700 million of outstanding loans under the term loan A and B facilities are repayable in semi-annual payments due as follows (in thousands):

  Fiscal            2001          $  5,000
                    2002            22,500
                    2003            40,000
                    2004            50,000
                    2005            60,000
                    thereafter     522,500
                                  --------
                    Total         $700,000
                                  ========

  The loans bear interest at variable rates dependent upon market interest rates and the nature of the borrowings, as well as the consolidated financial position of SAC at applicable measurement dates. The average interest rates being charged under these borrowings from the date of the SAC Transaction ranged from 9.1875% (LIBOR plus 2.5%) to 9.6875% (LIBOR plus 3%).

  SAC and certain of its subsidiaries, including Seagate Software and certain of its subsidiaries are guarantors under the senior credit facilities. In addition, the majority of SAC's and certain of its subsidiaries' assets, including Seagate Software's assets and its capital stock, have been pledged against the debt under this credit agreement. SAC, and certain of its subsidiaries,

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


including Seagate Software and certain of its subsidiaries, have agreed to certain covenants under this agreement including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Seagate Software, as part of the consolidated group, is subject to certain financial covenants which are assessed on the consolidated operating results and financial position of SAC and its subsidiaries.

  The credit agreement provides for the release of Seagate Software from its guarantee obligations, and asset pledge upon an approved transfer or sale of Seagate Software's common stock, or an initial public offering of at least 10%, on a fully diluted basis, of Seagate Software's voting common stock.

  Senior Subordinated Notes

  In connection with the closing and financing of the SAC Transaction, Seagate Technology International issued unsecured senior subordinated notes under an Indenture Agreement dated November 22, 2000 at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. The notes mature on November 15, 2007 and bear interest payable semi-annually at a rate of 12.5% per annum. SAC and certain of its subsidiaries, including Seagate Software and certain of its subsidiaries, are guarantors of the notes. In addition, SAC and certain of its subsidiaries including Seagate Software and certain of its subsidiaries, have agreed to certain restrictive covenants under the terms of these notes including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Seagate Software may be released from its guarantee obligation, if there are certain sales of its capital stock, including in an initial public offering, but would remain subject to the restrictive covenants of the indenture until Seagate Software and its subsidiaries are no longer subsidiaries of SAC or are deemed no longer to be subject to the restrictive covenants.

  SAC will not require Seagate Software's cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. The Company believes that none of the guarantees or pledges of assets under the senior credit facilities or the guarantees under the Indenture are likely to be invoked.

NOTE 11. Common Stock Eligible for Repurchase

  As of December 29, 2000, employees and directors of Seagate Software exercised a combined total of 282,820 options to purchase common stock under the 1999 Stock Option Plan. At December 29, 2000, 152,611 shares were vested and 130,209 shares were unvested. At the option of Seagate Software and within 30 days of termination, the unvested shares held by directors may be repurchased at the directors original purchase price. As of December 29, 2000, there were 168,750 shares eligible for repurchase with a balance and a repurchase price of $675,000.

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


NOTE 12.    Business Segment and Geographic Information


  Seagate Software adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", in fiscal 1999. SFAS 131 establishes standards for reporting information about operating segments.

  Seagate Software operates in a single industry segment, enterprise information management. Seagate Software's products and services are sold worldwide, through direct, OEM and distributor channels. Within the segment, the chief operating decision maker, Seagate Software's chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by product channels. The chief executive officer does not receive discrete financial information about asset allocation, expense allocation or profitability from the business products or maintenance, support and services.

Product and services revenues (in thousands):

                                         For the quarters ended                   For the six months ended
                                   -------------------------------------     ------------------------------------
                                   December 29, 2000   December 31, 1999     December 29, 2000   December 31, 1999
                                   -----------------   -----------------     -----------------   -----------------
Licensing revenues...............        $25,579            $16,228                $48,536             $31,391
Maintenance, support and other...         14,566             14,070                 28,512              26,784
                                         -------            -------                -------             -------
 Total revenues..................        $40,145            $30,298                $77,048             $58,175
                                         =======            =======                =======             =======

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


Geographic revenues (in thousands) (1), (2):

                                         For the quarters ended                    For the six months ended
                                  -------------------------------------      -------------------------------------
                                  December 29, 2000   December 31, 1999      December 29, 2000   December 31, 1999
                                  -----------------   -----------------      -----------------   -----------------
United States....................          $27,825            $19,451                 $53,959             $37,262
Europe...........................            7,536              7,242                  14,170              14,065
Other............................            4,784              3,605                   8,919               6,848
                                           -------            -------                 -------             -------
 Total revenues..................          $40,145            $30,298                 $77,048             $58,175
                                           =======            =======                 =======             =======

Channel revenues (in thousands):

                                         For the quarters ended                    For the six months ended
                                  -------------------------------------      -------------------------------------
                                  December 29, 2000   December 31, 1999      December 29, 2000   December 31, 1999
                                  -----------------   -----------------      -----------------   -----------------
Direct...........................          $24,262            $19,900                 $47,255              $37,316
Distribution.....................           13,125              7,996                  24,696               16,133
OEM..............................            2,758              2,402                   5,097                4,726
                                           -------            -------                 -------              -------
Total revenues...................          $40,145            $30,298                 $77,048              $58,175
                                           =======            =======                 =======              =======


Long-lived assets (in thousands) (3):
                                   December 29, 2000    June 30, 2000
                                   -----------------    -------------
United States....................          $14,486            $ 6,154
Canada...........................           10,467              7,254
Other............................            2,689              1,226
                                           -------            -------
 Total long-lived assets.........          $27,642            $14,634
                                           =======            =======

                                   December 29, 2000    June 30, 2000
                                   -----------------    -------------
Total long-lived assets..........          $27,642            $14,634
Other assets, including current..           65,095             56,646
                                           -------            -------
 Total assets....................          $92,737            $71,280
                                           =======            =======


(1) Revenues are attributed to geographic regions based on the location of the customer.
(2) Europe includes South Africa and the Middle East.
(3) Reconciliation to total assets reported (in thousands).

  Overall, Seagate Software's customer base is diverse however, a third-party customer, Ingram Micro Inc. ("Ingram"), represented 20% and 23% of revenues for the quarters ended December 29, 2000 and December 31, 1999, respectively, and 21% and 19% of revenues for the six months ended December 29, 2000 and December 31, 1999, respectively. The revenues from Ingram

         SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.

      Notes to Combined and Consolidated Condensed Financial Statements

         (Information as of December 29, 2000 and for the quarters and six months ended December 29, 2000 and December 31, 1999 is unaudited)
________________________________________________________________________________


accounted for more than 10% of consolidated revenues for a total of $8.2 million and $16.5 million, for the quarter and six months ended December 29, 2000, respectively.

NOTE 13.    Comparative Figures

  Certain comparative figures have been reclassified to conform with the basis of presentation adopted in fiscal 2001.

Item 2.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with the historical financial statements and the notes hereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-12/G for the year ended June 30, 2000 as filed and amended with the Securities and Exchange Commission ("SEC") on January 31, 2001.

  Except for historical information, the discussion in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors Affecting Future Operating Results" in this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.


OVERVIEW

  We develop, market and support an integrated product line of end user enterprise software products, which enable business users, developers and information technology professionals to access, analyze, report on and distribute enterprise information. We believe our products meet an extensive range of data-centric business needs commonly described as enterprise reporting, enterprise business intelligence, enterprise portals, developer reporting tools, analytic application development and packaged analytic applications. Our primary market is North America where our products are sold through a direct sales force and certain indirect sales channels, such as distributors and original equipment manufacturer ("OEM") relationships. Outside North America, our products are sold through a direct sales force, distributors and OEMs.

  We derive most of our revenues from the sale of licenses for our software products. We also generate revenues from services that support our products such as technical support, training, consulting and maintenance.

  We are a majority owned subsidiary of Seagate Software (Cayman) Holdings ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("SAC") and as of November 22, 2000, they hold substantially all of our capital stock. Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings" and formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology, Inc. ("Seagate Technology"). Seagate Technology was a data technology company that provided products for storing, managing and accessing digital information on computer systems. The outstanding minority interests in our capital stock amounted to approximately 12.8% and 10.5% on a fully diluted basis as of December 29, 2000 and June 30, 2000, respectively. The minority interests consisted of our common stock and options to purchase our common stock issued pursuant to our

1999 and 2000 Stock Option Plans. The options to purchase our common stock are held by certain employees and directors of our Company, our subsidiaries, and our affiliated companies.

  We were incorporated in Delaware in August 1999. In February 2001, we relocated our headquarters and our new offices are located at 895 Emerson St., Palo Alto, California 94301 and our telephone number is (650) 473-3130.

  We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30.

  Sale of Seagate Technology and Change in Control of Seagate Software Information Management Group Holdings, Inc.

  On November 22, 2000, SAC, through Suez Software, acquired 75,001,000 shares of our Company's common stock under the terms of a stock purchase agreement (the "Stock Purchase Agreement"). As a result of the transaction, Suez Software holds 99.6% of the outstanding capital stock of our Company's at December 29, 2000. This transaction resulted in a change in control of our Company. Suez Software did not purchase shares of Seagate Software common stock that are outstanding as a result of the exercise of options to purchase these shares under our Company's 1999 and 2000 Stock Option Plans. Our Company's minority stockholders continue to hold their interests in common stock. In addition, the outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans continue to remain outstanding.

  Under SEC rules and regulations, because more than 95% of our Company was acquired and a change of ownership occurred, Seagate Software has restated all its assets and liabilities as of November 22, 2000 on a push down accounting basis in the accompanying financial statements, presented as of December 29, 2000. Accordingly, results of operations prior to November 22, 2000 and the comparative information presented do not reflect these adjustments.

  Sale of Seagate Technology

  On March 29, 2000, Seagate Software Holdings, Seagate Technology and Suez Acquisition Company (Cayman) Limited ("Old SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into the Stock Purchase Agreement, and Seagate Technology, VERITAS Software Corporation ("VERITAS") and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). At the closing of the transaction contemplated by the Stock Purchase Agreement, Old SAC assigned all of its rights under such agreements to SAC.

  SAC is a limited corporation organized under the laws of the Cayman Islands. SAC was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. Similar to Old SAC, SAC is controlled by Silver Lake Partners and Texas Pacific Group. Silver Lake Partners L.P. is a private investment firm headquartered in Menlo Park, California and New York, New York, the general partner of which is Silver Lake Technology Associates, L.L.C. Silver Lake Technology Associates is a Delaware limited liability company.

Transaction Financing and Consideration Paid

  SAC financed the acquisition of the Seagate Technology operating assets, including 75,001,000 shares of our common stock through:

  . Equity financing of $916 million from Silver Lake Partners, L.P., TPG Partners III, L.P., August Capital, Chase Capital Partners, GS Private Equity Partners, L.P. and other investors, including certain of the directors of our Company.

  . A senior secured credit facility of $700 million in the aggregate from the Chase Manhattan Bank, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation (in addition, a revolver facility with amounts available up to $200 million was also issued).

  . Senior subordinated notes of approximately $210 million issued by Seagate Technology International at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. Seagate Technology International is indirectly owned by SAC.

  . Certain cash reserves of Seagate Technology of approximately $149 million, net of estimated transaction costs of $100 million.

  . In lieu of receiving consideration in connection with the Merger, most of Seagate Technology's senior management team converted a portion of their unvested Seagate Technology options and restricted stock ("rollover equity") with an aggregate value of $184 million into deferred compensation and an equity interest in SAC. Although the amount of cash that Seagate Technology received from SAC was reduced by the aggregate value of this converted equity, the total merger consideration received by Seagate Technology stockholders on a per share basis was not reduced due to the cancellation of a number of Seagate Technology stock options equal in value to the $184 million in rollover equity. As a result, while the cash component of the merger consideration to be received by Seagate Technology shareholders was reduced on a per share basis, the VERITAS shares component of the merger consideration was increased on a per share basis by an offsetting amount because of the antidilutive impact of the Seagate Technology stock options that were cancelled.

  Under the Stock Purchase Agreement, SAC purchased for $2.05 billion of cash (less the value of Seagate Technology equity of $184 million rolled over by former Seagate Technology officers and less $50 million paid to VERITAS and to be released to the former Seagate Technology shareholders upon settlement of outstanding lawsuits), all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's disc drive, tape drive, software and intelligent storage solutions businesses and operations, including shares of our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. This transaction is referred to hereafter as the SAC Transaction.

  The stockholders of each of VERITAS and Seagate Technology approved the Merger and the SAC Transaction, as the case may be, on November 21, 2000. The transactions contemplated by the Stock Purchase Agreement and Merger Agreement were completed on November 22, 2000. Upon completion of the transaction, the 75,001,000 shares of our common stock that were held by Seagate Software Holdings, were acquired by Suez Software. Our minority stockholders will continue to hold their interests in our common stock. The Merger and the SAC Transaction resulted in a change of control of our Company.

  Immediately following the SAC Transaction, VERITAS acquired Seagate Technology pursuant to the Merger Agreement such that, a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, and Seagate Technology survived the merger and became a wholly owned subsidiary of VERITAS. This wholly owned subsidiary was renamed VERITAS Software Technology Corporation. We refer to this transaction as the Merger. In the Merger, the Seagate Technology stockholders received consideration consisting of 0.4465 shares of VERITAS common stock and $8.55 of cash per share of Seagate Technology common stock.
The Merger is intended to qualify as a tax-free reorganization.

  In addition, the Seagate Technology stockholders were entitled to receive their proportionate amounts of a tax refund trust account, a class action litigation settlement of $50 million and the shares of Lernout & Hauspie Speech Products N.V. held by Seagate Technology at closing.

  VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including our Company. All of Seagate Technology's operating assets, including our Company, were sold to wholly owned subsidiaries of SAC in connection with the leveraged buyout.

  Seagate Software's directors and officers had interests in the Merger and the SAC Transaction that may have differed from those of Seagate Technology's or VERITAS' stockholders. For example, Stephen J. Luczo and Gregory B. Kerfoot, our Chairman and Chief Executive Officer and President, respectively, are members of the board of directors of VERITAS.

  As part of the SAC Transaction, SAC, Seagate Technology and our Company agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with the Company's operating assets. On March 29, 2000, Seagate Technology, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including our Company, have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC Transaction and the Merger.

  A majority of our assets along with certain other assets of Seagate Technology, are now pledged as a guarantee for debt issued to finance the SAC Transaction, as discussed in the accompanying financial statements, presented as of December 29, 2000.

  The federal tax allocation agreement ("Tax Allocation Agreement") we had with Seagate Technology was terminated on November 22, 2000, and we will no longer file federal income tax returns on a consolidated basis with Seagate Technology, as discussed in the accompanying financial statements, presented as of December 29, 2000.

  We rely on a revolving loan with Seagate Technology, LLC ("New Seagate"), which is a wholly owned subsidiary of SAC, to fund a portion of our operating cash needs. The revolving loan agreement continues in effect subsequent to the closing of the SAC Transaction on November 22, 2000 and expires on July 4, 2001, as discussed in the accompanying financial statements, presented as of December 29, 2000.

RESULTS OF OPERATIONS

  Allocation of Purchase Price to our Company pursuant to the application of Push Down Accounting

  The SAC Transaction constituted a purchase business transaction of Seagate Technology and resulted in a change in control of our Company . Under purchase accounting rules, the net purchase price under this transaction has been allocated to the assets and liabilities of Seagate Technology and subsidiaries, including our Company based on their estimated fair values at the date of the transaction. However, the estimated fair values of identifiable tangible and intangible assets and liabilities of Seagate Technology and subsidiaries at the date of the transaction were greater than the amount paid, resulting in negative goodwill. The negative goodwill has been allocated to the long-lived tangible and intangible assets, including our assets, on the basis of relative fair values. The fair values of tangible and intangible assets, including in-process research and development, have been determined based upon independent appraisals.

  The accounting for the purchase transaction has been "pushed down" to our Company's financial statements. Our December 29, 2000 consolidated and combined condensed financial statements reflect the historical results of operations and financial position up to the date of the transaction, November 22, 2000, the restatement of assets and liabilities at that date to reflect the pushed down purchase accounting adjustments, followed by the results of operations and financial position for the period from November 22, 2000 to December 29, 2000 reflecting the effects of restated balances from the date of the SAC Transaction.

  As a result of the SAC Transaction and the push down accounting, our results of operations following the SAC Transaction, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to the SAC Transaction.

  The actual allocation of the amounts may differ from those reflected below after finalization of the purchase price allocation and post closing transactions.

  The following describes the impact of Push Down Accounting on our results

 . Revenue. Deferred revenue was revalued at the transaction date and reduced by $1.3 million. Consequently, revenues were lower by $0.3 million during the quarter ended December 29, 2000 than what would have been recorded had the push down adjustments not been made.

 . Amortization and depreciation. As a result of the allocation of negative goodwill to our long-lived tangible assets, our capital assets were reduced by $4.3 million. Consequently, depreciation expense for the quarter ended December 29, 2000 is approximately $224,000 less than what it would have been had the push down adjustments not been made. In addition, we recorded additional amortization expense of approximately $473,000 during the quarter and six months ended December 29, 2000 resulting from the recording of incremental fair value of intangibles in the push down adjustments.

 . In-process research and development. We wrote off in-process research and development of $7.1 million as an expense during the quarter ended December 29, 2000.

 . Tax effects. The tax provision benefit of $1.8 million and $2.5 million for the quarter and six months ended December 29, 2000, respectively, was increased by approximately $100,000 relating to the reversal of a portion of the deferred tax liabilities recorded in connection with the push down adjustments.

  The following table sets forth certain consolidated and combined statement of operations data as a percentage of total revenues for the period indicated:

                                                     For the quarters ended                          For the six months ended
                                            December 29, 2000      December 31, 1999        December 29, 2000      December 31, 1999
                                         -------------------------------------------------------------------------------------------
Revenues:
    Licensing.................                       64%                     54%                     63%                      54%
    Maintenance, support and
     services.................                       36%                     46%                     37%                      46%
                                        -------------------------------------------------------------------------------------------
Total revenues................                      100%                    100%                    100%                     100%
                                        --------------------------------------------------------------------------------------------



Cost of revenues
    Licensing.................                        3%                      3%                      3%                       3%
    Maintenance, support and
     services.................                       25%                     33%                     26%                      36%
    Amortization of developed
     technology...............                        1%                      0%                      1%                       0%
                                         -------------------------------------------------------------------------------------------
Total cost of revenues........                       29%                     36%                     30%                      39%
                                         -------------------------------------------------------------------------------------------

Gross profit margin...........                       71%                     64%                     70%                      61%

Operating expenses:
    Sales and marketing.......                       44%                     51%                     45%                      56%
    Research and development..                       18%                     22%                     18%                      22%
    General and administrative                       13%                     19%                     12%                      17%
    Amortization of goodwill
     and intangibles..........                        1%                      2%                      1%                       3%
    Unusual items.............                        5%                    799%                      2%                     417%
    Write-off of in-process
     research and development...                     18%                      0%                      9%                       0%
    Restructuring costs.......                        0%                      4%                      1%                       2%
                                         -------------------------------------------------------------------------------------------
Total operating expenses......                       99%                    897%                     88%                     517%
                                         -------------------------------------------------------------------------------------------

Revenues

  Total revenues increased by 33% from $30.3 million for the quarter ended December 31, 1999 to $40.1 million for the quarter ended December 29, 2000. Total revenues increased by 32% from $58.2 million for the six months ended December 31, 1999 to $77.0 million for the six months ended December 29, 2000. The increase in total revenues was primarily attributable to increased personnel and productivity of our sales force, comparatively we had turnover in our direct sales force and certain management positions in October 1999. The increased productivity of our sales force resulted in increases in licensing revenues and maintenance, support and services revenues.

  We adopted a new sales model during the quarter ended December 29, 2000 which has resulted in us applying the residual method of accounting for certain multi-element arrangements as specified in SOP 98-9. The impact of applying the residual method of accounting was not material for the quarter ended December 29, 2000.

  During the quarter ended December 29, 2000 and the quarter ended December 31, 1999, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for more than 10% of the consolidated revenues for a total of $8.2 million and $5.7 million, respectively. During the six months ended December 29, 2000 and December, 31, 1999, revenues from Ingram accounted for more than 10% of the consolidated revenues for a total of $16.5 million and $11.0 million, respectively.

  Licensing revenues. Licensing revenues consist of license fees for our products. Licensing revenues increased 58% from $16.2 million for the quarter ended December 31, 1999 to $25.6 million for the quarter ended December 29, 2000. Licensing revenues increased 55% from $31.4 million for the six months ended December 31, 1999 to $48.5 million for the six months ended December 29, 2000. The increase in licensing revenues was primarily attributable to increased productivity of our sales force and an overall increase in our direct sales force, resulting in an increase in our customer base, as well as additional sales to our existing customers. The increase in licensing revenues compared to the prior period is also a result of increased sales of an upgraded and enhanced version of Crystal Reports, released in February 2000.

  Maintenance, support and services revenues. Our maintenance, support and services revenues were comprised of revenues from technical support, training activities, consulting services and maintenance related to licenses of our products. Maintenance, support and services revenues increased 4% from $14.1 million for the quarter ended December 31, 1999 to $14.6 million for the quarter ended December 29, 2000. Maintenance, support and services revenues increased by 6% from $26.8 million for the six months ended December 31, 1999 to $28.5 million for the six months ended December 29, 2000. The increase in maintenance, support and services revenues was attributable to the higher cumulative installed customer base, which resulted in increased sales of maintenance agreements and training and consulting services.

  Growth in licensing revenues as a percentage of total revenues (63% for the quarter ended and six months ended December 29, 2000; 53% for the quarter and six months ended December 31, 1999) compared to maintenance, support, and services revenue as a percentage of total revenues (37% for the quarter ended and six months ended December 29, 2000; 47% for the quarter ended December 31,
1999) increased primarily due to the acquisition of new customers with related licensing revenues and related deferral of post contract services.

  Revenues by geographic location were as follows:

                                     For the quarters ended           For the six months ended
                                 --------------------------------  --------------------------------
                                 December 29,      December 31,     December 29,      December 31,
                                     2000              1999             2000              1999
                                 ------------------------------------------------------------------
United States.................        $27,825           $19,451          $53,959           $37,262
Europe                                  7,536             7,242           14,170            14,065
Other.........................          4,784             3,605            8,919             6,848
                                      -------           -------          -------           -------
 Total revenues...............        $40,145           $30,298          $77,048           $58,175
                                      =======           =======          =======           =======

  Revenues from sales in Europe and other regions outside of the United States represented 31%, and 36% of total revenues for the quarters ended December 29, 2000 and December 31, 1999, respectively, and 30% and 36% of total revenues for the six months period ended December 29, 2000 and December 31, 1999, respectively. Combined revenues from sales in Europe and other regions outside the United States increased by 14% from $10.8 million for the quarter ended December 31, 1999 to $12.3 million for the quarter ended December 29, 2000. The increase in sales from Europe and other regions outside the United States was primarily attributable to the expansion of our customer base and sales channels and an increase in our direct sales force in these regions. Sales in Europe and other regions outside of the United States declined as a percentage of total revenues because sales productivity increased more significantly in the United States for the quarter ended and six months ended December 29, 2000 than in Europe and other regions outside of the United States. To date, seasonal reductions in business activity in the summer months in Europe and certain other regions have not had a material impact on our operating results.

  A majority of our revenues are denominated in U.S. dollars, the currency in which we report our operating results. We also collect a portion of our revenues in currencies other than the U.S. dollar such as Canadian Dollars, German Marks, British Pounds Sterling, French Francs, the

Australian Dollar and Japanese Yen. We expect a portion of our revenues to be denominated and collected in the Single European Currency ("Euro") in the future. For the quarter and six months ended December 29, 2000, approximately 4% of our revenues were denominated and collected in currencies that will be denominated and collected in the Single European Currency ("Euro"). To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant nor have any costs related to the Euro conversion. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within comprehensive income.

Cost of Revenues


  Cost of revenues increased 6% to $11.6 million, comprising 29% of total revenues for the quarter ended December 29, 2000 from $10.9 million, or 36% of total revenues for the quarter ended December 31, 1999. Cost of revenues increased by 1% to $ 22.7 million, or 29% of total revenues, for the six months ended December 29, 2000 from $22.5 million, or 39% of total revenues, for the six months ended December 31, 1999. The increase in cost of revenues is attributable to an increase in the amortization of developed technologies as a result of push down accounting. Excluding the effect of the increase in amortization of developed technologies, the cost of revenues was relatively unchanged. Our gross margins, as a percentage of revenue, have increased from 64% and 61% for the quarter and six months ended December 31, 1999, respectively to 71% and 70% for the quarter and six months ended December 29, 2000, respectively. The increase in our gross margins is largely attributable to a corporate-wide initiative to manage costs, while supporting revenue growth. For the six months ended December 29, 2000, our revenues increased 32% compared to the six months ended December 31, 1999 while our number of employees grew by approximately 10% for the comparable periods.

  Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, packaging and distribution of software, related fulfillment personnel and third party royalties. Cost of licensing revenues increased by 17% to $1.2 million, or 5% of licensing revenues for the quarter ended December 29, 2000 from $1.0 million, or 6% of licensing revenues for the quarter ended December 31, 1999. Cost of licensing revenues increased by 36% to $2.2 million, or 5% of licensing revenues, for the six months ended December 29, 2000 from $1.6 million, or 5% of licensing revenues, for the six months ended December 31, 1999. The increase in cost of licensing revenues in dollars was due primarily to the increased volume of shipments during the applicable periods. We expect cost of licensing revenues to increase in absolute dollars and as a percentage of revenues in future periods in absolute dollars, and to vary as a percentage of revenues from licensing revenues because of cost incurred with new product releases, increased order fulfillment costs, and new packaging of our products and printing costs associated with revised documentation materials.

  Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for technical support, training, consulting, maintenance services and the cost of materials delivered with enhancement releases. Cost of maintenance, support and services revenues increased marginally by 1% to $ 10.0 million, or 69% of maintenance, support and services revenues, for the quarter ended December 29, 2000 from $9.9 million, or 70% of maintenance, support and services revenues, for the quarter ended December 31, 1999. Cost of maintenance, support and services revenues decreased by 4% to $20.0 million, or 70% of maintenance, support and services revenues, for the six months ended December 29, 2000 from $20.8 million, or 78% maintenance, support and services revenues for the quarter. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues is primarily attributable to an increased use of company personnel rather than sub-contracted consultants to perform our services. Cost of maintenance, support and services revenues may vary between periods because of the mix of services we provide and the extent we use outside consultants to assist us.

  Amortization of developed technologies. Amortization of developed technologies increased by $408,000 to $458,000 or 1% of total revenues, for the quarter ended December 29, 2000 from $50,000 for the quarter ended December 31, 1999. Amortization of developed technologies increased by $418,000 to $511,000 or 1% of total revenues for the six months ended December 29, 2000 from $93,000 for the six months ended December 31, 1999. The increase in amortization of developed technologies is attributable to the push down of the net fair value of our intangibles assets of $29.4 million acquired by SAC on November 22, 2000, which included $15.2 million related to developed technology. From November 22, 2000, developed technology is being amortized over its estimated remaining useful life of three years.

Operating Expenses


  Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities and related facilities and other costs. Sales and marketing expenses increased 14% to $17.8 million, or 44% of total revenues, for the quarter ended December 29, 2000 from $15.5 million, or 51% of total revenues for the quarter ended December 31, 1999. The dollar increase in sales and marketing expenses was primarily due to the expansion of our sales force. The decrease as a percentage of revenues was primarily attributable to the increase in productivity of our sales force and the resultant increase in revenues. In addition, there was approximately a $104,000 reduction in depreciation included in sales and marketing related to the allocation and push down of negative goodwill to the fair values of our tangible long-lived assets and intangible assets acquired by SAC, effective November 22, 2000. We expect the reduction in depreciation expense included in sales and marketing expenses to continue for the average remaining useful lives of tangible long-lived assets acquired, of 1 to 2 years. However we do expect this reduction to be offset over time by depreciation expense on future capital additions. In addition, we expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of revenues as we continue to increase our direct sales force and promote our products and services.

  Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 6% to $7.1 million, or 18% of total revenues, for the quarter ended December 29, 2000 from $ 6.7 million, or 22% of total revenues, for the quarter ended December 31, 1999. Research and development expenses increased 7% to $13.8 million, or 18% of total revenues, for the six months ended December 29, 2000 from $ 12.8 million, or 22% of total revenues, for the six months ended December 31, 1999. In addition, there was approximately a $66,000 reduction in depreciation included in research and development expenses related to the allocation and push down of negative goodwill to the fair values of our tangible long-lived assets acquired by SAC, effective November 22, 2000. We expect the reduction in depreciation expense included in research and development expenses to continue for the average remaining useful lives of tangible long-lived assets acquired, of 1 to 2 years. However we do expect this reduction to be offset over time by depreciation expense on future capital additions. The increases in research and development expenses in absolute dollars were primarily due to increases in personnel and related expenses. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in our products.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, information systems and other administrative costs. General and administrative expenses decreased 6% to $5.3 million, or 13% of total revenues for the quarter ended December 29, 2000 from $5.6 million, or 19% of total revenues for the quarter ended December 31, 1999. As a percent of total revenues, general and administrative expenses decreased to 12% for the six months ended December 29, 2000 from 17% for the six months ended December 31, 1999. The decrease was primarily attributable to a decline in bad debt expense during the applicable periods because of a reduced accounts receivable balance and significantly improved days sales outstanding. This decline is partially offset by increases in personnel and other costs related to meeting our public reporting requirements. We expect general and administration expenses to vary in absolute dollars and as a percentage of revenues as we continue to develop our Company.

  Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased 8% to $456,000 for the quarter ended December 29, 2000 from $494,000 million for the quarter ended December 31, 1999. As a percent of total revenues, amortization of goodwill and other intangibles decreased to 1% for the quarter ended December 29, 2000 from 2% for the quarter ended December 31, 1999. The decrease in amortization of goodwill and other intangibles was attributable to intangible assets that were fully amortized by the end of the quarter ended December 31, 1999.

  Restructuring Costs. There were no restructuring charges during the quarter ended December 29, 2000. Restructuring charges were $573,000, representing 1% of total revenues, for the six months ended December 29, 2000. The charges relate to the closure of eight offices in Europe and are part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer office locations. The charges were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. As at December 29, 2000, $375,000 was included in accrued expenses and is expected to be paid by the quarter ending March 30, 2001. Management believes that this restructuring is not significant and it will not have a material impact on our future revenues, operating costs or operating results.

  Restructuring costs were $1.3 million for the quarter and six months ended December 31, 1999, representing 4% and 2% of total revenues for the applicable periods. The charges resulted from a Company-wide restructuring plan announced in October 1999 to realign resources to better manage and control our business. The charges were comprised of severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The decline in our direct sales force as part of this restructuring contributed to the decline in revenues during fiscal 2000 compared to fiscal 1999. The restructuring charges were paid during fiscal 2000 and no amounts were outstanding as of June 30, 2000. We believe there are no further restructuring liabilities related to this plan. In addition, we believe that the future benefit of this plan, while not quantifiable, is a more focused and productive company. Any benefits in the form of cost reductions because of reduced salaries were realized by the end of fiscal 2000 and are not expected to continue.

  Write-off of In-process Research and Development. Write-off of in-process research and development was $7.1 million or 18% and 9% of total revenues for the quarter and six months ended December 29, 2000, respectively. As part of the push down of the purchase price allocation of the SAC Transaction, the net fair value of in-process research and development, as determined by an independent valuation, was $7.1 million.

  As the basis for identifying the in-process R&D, our developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Financial Accounting Standards Board ("FAS") Statement No. 2 and FAS Statement No. 86. This write-off of in-process research and development during the quarter ended and six months ended December 29, 2000 was necessary because the acquired technologies have not yet reached technological feasibility and have no future alternative uses.

  At the valuation date, we were in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70%, and 75% complete based on total man-hours and absolute time. We expect these three projects to be completed in fiscal 2002, at an estimated cost of $20 million. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We expect that the acquired in-process research and development will be successfully developed, but we cannot ensure that commercial viability of these products will be achieved.

  The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.


  Unusual Items. Unusual items for the quarter and six month ended December 29, 2000 of approximately $1.9 million, or 5% and 2% of total revenues, respectively, consist of the push down of compensation expense attributable to our employees arising from the acceleration and net exercise of Seagate Technology options held by our employees on November 22, 2000, the closing date of the SAC Transaction resulting in the sale of Seagate Technology. Unusual items for the quarter and six months ended December 29, 1999 of $242.2 million, or 799% of total revenues and $242.6 million, or 417% of total revenues, respectively, consist of the compensation expense and associated expenses attributable to our employees related to the October 1999 Seagate Technology Exchange of Shares.

  Interest and other income (expense), net. Interest and other income (expense), net consists of interest income, interest expense and net foreign currency exchange gains or losses. Interest and other, net increased by 204% to income of $897,000 for the quarter ended December 29, 2000, from expense of $859,000 for the quarter ended December 31, 1999. Interest and other income (expense), net fluctuates on a year-to year basis depending on fluctuations in Seagate Technology LLC's in-house portfolio rate, the LIBOR interest rate, our net outstanding loan balance with Seagate Technology and for the net foreign currency gains or losses, change in foreign currency exchange rates. Interest is computed on the outstanding loan balance from Seagate Technology on a monthly basis at the LIBOR rate plus 2% per annum. The outstanding loan balance fluctuates depending on working capital required to fund operations, offset by or in addition to amounts due or receivable from Seagate Technology under a tax allocation agreement we have with Seagate Technology. Interest income and expense fluctuate from year to year because of fluctuations in the net outstanding loan balance during the year. The net foreign currency exchange gain or loss represents the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. dollars and varies depending upon currency exchange rates.

  Income Taxes.   We recorded a $1.8 million benefit from income taxes for the quarter ended December 29, 2000 compared with a $40.1 million benefit from income taxes for the quarter ended December 31, 1999. The effective tax rate used to record the benefit from income taxes for the quarter ended December 29, 2000 was less than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for U.S. deferred tax assets and push-down accounting charges that are non-deductible in foreign jurisdictions. The effective tax rate used to record the benefit from income taxes for the quarter ended December 31, 1999 was less than the U.S. federal statutory rate primarily due to non-deductible expenses incurred in foreign jurisdictions in connection with the October 1999 recapitalization and reorganization of Seagate Software, including the October 1999 Seagate Technology Exchange of Shares.

  From the date of closing of the SAC Transaction, Seagate Technology and we will no longer file federal income tax returns on a consolidated basis. Therefore, Seagate Technology would not benefit from nor would it reimburse us pursuant to the Tax Allocation Agreement for tax losses sustained by us subsequent to consummation of the transaction.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the SAC Transaction, Seagate Technology, as part of a general services agreement, provided cash management services to us. SAC continues to provide these services. SAC uses a centralized cash management function for its domestic operations, including certain of our domestic operations. We maintain some other cash balances for our foreign operations. Year-end and quarter-end cash balances represent both U.S. dollar and foreign currency deposits, primarily Canadian Dollars, British Pounds Sterling, Japanese Yen and currencies tied to the Euro. Our cash is maintained in highly liquid operating accounts and primarily consists of bank deposits. At December 29, 2000, the Company's cash balances totaled $6.5 million, an increase of $2.9 million from the fiscal year ended June 30, 2000.

  To date, operations have been financed by borrowings from Seagate Technology. These borrowings were available to us under a revolving loan agreement with Seagate Technology which was renewed in July 2000 with Seagate Technology LLC ("New Seagate"). The revolving loan agreement continues in effect subsequent to the closing of the SAC Transaction on November 22, 2000 and expires on July 4, 2001. The revolving loan agreement provides for maximum outstanding borrowings of up to $60.0 million. Cash in excess of amounts required for operating activities funds the amounts due or payable under the revolving loan agreement. Beginning in fiscal 2001, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 7.67% for the six months ended December 29, 2000) and were charged interest expense on a monthly basis on net amounts payable at LIBOR plus 2% (average of 8.63% for the six months ended December 29, 2000). During fiscal 2000 and fiscal 1999, we paid or earned interest at the LIBOR rate plus 2% per annum on borrowings or amounts receivable.

  Upon expiration of the revolving loan agreement on July 4, 2001 we may require additional financing through the end of fiscal 2002, and are in the process of negotiating such additional financing with New Seagate. Should additional financing not be available from New Seagate at terms that are satisfactory to us and New Seagate, we may seek additional equity and financing from other sources, subject to concurrence by the lenders which financed the SAC Transaction, as well as our parent company. As a result of the SAC Transaction, we guaranteed the debt used to finance the SAC Transaction and pledged a majority of our assets. As a result of restrictive covenants under the debt agreement, our ability to raise additional debt or equity from other sources may be limited.

  Net cash provided by operating activities was $6.6 million for the six months December 29, 2000 and net cash used in operating activities was $17.4 million for the six months ended December 31, 1999, respectively. The cash provided by operating activities for the six months ended December 29, 2000 was primarily attributable to cash income of $2.8 million and a $6.8 million, or 28% increase in our deferred revenue balance, offset by changes in other working capital accounts. The increase in our deferred revenue balance is consistent with the 32% increase in revenues for the six months ended December 29, 2000 compared to December 31, 1999. The cash used in operating activities for the six months ended December 31, 1999 was primarily attributable to the $51.3 million increase in income taxes receivable related to the tax benefit on compensation expense arising from the October 1999 Seagate Technology Exchange of Shares. This is partially offset by a $15.9 million decline in accounts receivable and a gain generated from operating activities of $28.4 million. The decline in the accounts receivable balance was the result of a concerted effort to reduce days sales outstanding from previous levels.

  Net cash used in investing activities was $3.0 million and $1.5 million for the six months ended December 29, 2000 and December 31, 1999, respectively. Net cash used in investing activities was primarily for new office facilities, leasehold improvements, and purchases of computers, furniture and office equipment to support our expansion. In fiscal 2001, we intend to invest approximately $9.0 million in capital assets, of which approximately $3.0 million had been incurred as at December 29, 2000. These anticipated capital expenditures include leasehold improvements for a new 129,000 square foot facility in Vancouver, Canada, leasehold improvements in other office locations and computer equipment. Additionally, product development activities may require cash to acquire technology.

  Net cash used in financing activities was $545,000 and net cash provided by financing activities was $17.8 million for the six months ended December 29, 2000 and December 31, 1999, respectively. The net cash provided by (used in) financing activities were attributable to amounts borrowed and repaid under the revolving loan agreement with Seagate Technology to fund working capital and operating activities. The revolving loan balance was offset by amounts due from or payable to Seagate Technology under the tax allocation agreement. The net revolving loan balance as of December 29, 2000 was a receivable balance of $31.3 million, an increase of $5.6 million from the receivable balance of $25.7 million at the end of fiscal 2000.

  Although our Company has pledged its assets and guaranteed debt in connection with the SAC Transaction, SAC will not require our cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. We believe that none of the guarantees or pledges of assets under the senior credit facilities or the guarantees under the Indenture are likely to be invoked.

FACTORS AFFECTING FUTURE OPERATING RESULTS


  You should be alerted that the following risks and uncertainties could affect and in some instances in the past have affected our actual results and could cause our results for future periods to differ materially. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that may adversely affect our results of operations, financial condition or business.

  Risks Associated with the SAC Transaction

  As a result of the SAC Transaction closing, our business could be harmed because:

  . we will not receive any future benefits from our recently terminated intercompany tax allocation agreement, under which we received substantial cash payments, in the form of an offset to our loan under the revolving loan agreement, from Seagate Technology for our income tax losses utilized by Seagate Technology relative to our tax loss position;

  . we have pledged a majority of our assets to guarantee the debt obligation used to finance the SAC Transaction, which could impair our ability to raise additional capital or debt;

  . we may not continue to receive certain administrative services and support from Seagate Technology after the expiration of our general services agreement if Seagate Technology does not renew it, which may result in additional charges or expenses to contract or perform these services ourselves;

  . we may not continue to have access to the same level of administrative services and support from Seagate Technology after the SAC Transaction due to the more limited resources of Seagate Technology, which may be a result of the burden of servicing the debt used to finance the SAC Transaction, and we may incur additional changes or expenses to provide these services internally or obtain them from a third party;

  . we may not be able to continue to use the Seagate name and trademark, which could harm customers' recognition of our brand; and

  . we continue to rely on our parent company and its affiliates to finance our operating and capital needs.

  Risks from Restrictions under the Covenants of the Debt Financing of the SAC Transaction

  SAC and certain of its subsidiaries including Seagate Software and certain of its subsidiaries are guarantors under the senior credit facilities and senior subordinated notes used to finance the SAC Transaction. In addition, the majority of SAC's and certain of its subsidiaries assets, including Seagate Software's assets and its capital stock have been pledged against the debt under the senior credit facility.

  SAC, and certain of its subsidiaries, including Seagate Software and certain of its subsidiaries, has agreed to certain covenants under this agreement including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Seagate Software, as part of the consolidated group, is subject to certain financial covenants that are assessed on the consolidated operating results and financial position of SAC and its subsidiaries.

  If SAC is unable to meet its debt obligations, we may be required to pay amounts due under these debt agreements and may need to liquidate assets or the Company as a whole to meet the lenders demands in such cases.

  If SAC is unable to meet the consolidated financial covenants under the debt agreements, early repayment of debt may force Seagate Software to contribute to the debt payments under its guarantee and pledge obligations or to forgoe amounts receivable from Seagate Technology. Currently the covenants are being met.

  The restrictive covenants under the debt agreements may prevent the Company from growing through acquisitions, consolidations and certain capital expenditures if approval from the lenders for such covenants are not obtained.

  The Company may be unable to obtain debt or other financing to support its liquidity requirements and growth if waiver approval of the debt covenants in this respect cannot be obtained from the lenders.

  We Remain Liable to Third Parties after the SAC Transaction and the Merger

  In the SAC Transaction, Seagate Technology sold all of its operating assets (including us) to SAC, and SAC and we have agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with our operating assets. As a result, we continue to face possible liabilities for actions, events or circumstances arising or occurring both before and after the SAC Transaction and the Merger. Some areas of potential liability include:

  .  tax liabilities;

  . obligations under federal, state and foreign pension and retirement benefit laws; and

  .  existing and future litigation.

  As a result of our obligations to indemnify VERITAS, we could experience a material adverse effect on our business and financial performance.

  Risk from Change in Composition of our Board of Directors.

  As a result of the SAC Transaction, the composition of our board of directors and the direction of our business may change.

  Upon the closing of the SAC Transaction in November 2000, our Company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of SAC. As a result of the change in ownership, SAC controls more than 85% of our common stock on a fully diluted basis and can effectively replace the members of our board of directors. Although SAC has not taken such action to date, it may do so in the future. In addition, as our majority stockholder and through its influence on our board of directors, SAC has the ability to change the direction of our business, our operating budget, the management team and possible acquisition or sales of our Company.

  Risks from Potential Fluctuations in Annual and/or Quarterly Operating Results

  We often experience a high volume of sales at the end of our quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are too high in relation to our actual sales. If this were to happen, we would not be able to reduce these costs and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may be subject to significant quarterly fluctuations as a result of a number of other factors including:

  . the size and timing of orders from and shipment of products to major customers;

  . our ability to develop, introduce and market new products and product enhancements in a timely fashion;

  . market acceptance of and demand for business intelligence and enterprise reporting software, generally, and our products in particular;

  .   the length of our sales cycles;

  .   personnel changes;

  . our success in expanding our direct sales force and increasing our indirect distribution;

  . changes in the prices of our products and our competitors' products;

  . the mix of products and services of our customer orders, which can affect the timing of our revenue recognition;

  . the amount of customization required for our customer orders, which can affect the timing of our revenue recognition;

  . our customers' preference for competing technologies in lieu of our products;

  . our inability to reduce our costs in relation to our revenues, because we ship our products shortly after we receive orders, and we operate with no backlog;

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

  . changes in our operating expense;

  . competition and consolidation in our industry;

  . the timing of new product releases; and

  . seasonal factors, such as our typically lower pace of sales in our first fiscal quarter.

  Risks of Revenue Concentration

  Our new products under development must be accepted by customers in order for us to be successful. If potential customers do not purchase our products as a result of competition, technological change or other factors, then our business, operating results and financial condition would be materially adversely affected.

  Our software products have a fixed life cycle that is difficult to estimate. If we do not develop and introduce new products before our existing products have completed their life cycles, then we will be unable to sustain or increase our level of sales. We cannot be sure that we will continue to be successful in marketing our key products or any new products, applications or product enhancements.

  We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales to a small number of customers generate a disproportionate amount of our revenues. For example, we derived 20% of our revenue from sales to Ingram in fiscal year 2000. If Ingram, or any other significant customer, reduces its purchases from us, our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other customers do not require them to purchase any specified number of software licenses from us, we cannot be sure that our significant customers will continue to purchase our products at their current levels.

  Risks Associated with Long Sales Cycle

  To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products, including proprietary Seagate Info and Seagate Holos. As a result, we may wait six to nine months after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the customer's budget and purchasing priorities may change, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

  Risks Associated with Relying on Sales Staff, Channel Partners and Strategic Relationships

  We sell and support our products through:

  . sales staff;

  . third party distributors; and

  . OEMs.

  We also have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft's products, and we have developed and are developing certain utilities and products to be a part of Microsoft's products. If Microsoft reduces the nature and extent of its relationship with us, our business, operating results and financial condition would be materially adversely affected.

  We have made significant expenditures in recent years to expand our sales and marketing force. Our future success will depend in part upon the productivity of our sales and marketing force. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success. We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in accordance with our plans. Even if we hire and train sufficient numbers of sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenue to exceed these costs.

  We generate a substantial portion of our revenue by selling our products to distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because OEMs and distributors carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors are also generally entitled to terminate their relationship with us without cause. Our business, financial results and operating condition would be materially adversely affected if some or all of our current distributors and OEMs discontinued selling our products and we failed to find comparable replacements.

   New Product Development and Technological Change

  Our products are used in combination with other software. Our future success depends on our ability to continue to support a number of popular operating systems and databases. The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our applications. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of the Microsoft's operating system products.

  Business intelligence applications are inherently complex, and it can take a long time to develop and test major new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change, introductions of new competitive products or customer requirements, nor can we be sure that our new products and product enhancements will achieve market acceptance.

  The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. Our future success therefore will depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost effective basis.

  If we do not respond to changing market conditions, emerging industry standards and changing customer requirements by developing and introducing new products in a timely manner, then our business, operating results or financial condition could be materially adversely affected.

  Risks of Systems Failures

  Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by catastrophic events such as fire, natural disaster, power loss, telecommunications failures and unauthorized intrusion. We believe that we have taken prudent measures to reduce the risk of interruption in our operations. However, we cannot be sure that these measures are sufficient. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition. For example, although we maintain business insurance, our operations may be subject to some disruption that is not covered under our policies or the dollar amount of the damages may exceed the applicable coverage limits.

  Risks from International Operations

  We have significant international operations including development facilities, sales personnel and customer support operations. We derived 31% and 36% of our total revenue from sales outside of the United States for the quarters ended December 29, 2000 and December 31, 1999, respectively, and 30% and 36% for the six months ended December 29, 2000 and December 31, 1999, respectively. Our foreign operations are subject to certain inherent risks including:

  .  fluctuations in currency exchange rates;

  .  import and export restrictions, as well as tariffs;

  .  lack of acceptance of localized products;

  .  longer payment cycles for sales in certain foreign countries;

  .  difficulties in staffing and managing international operations;

  . seasonal reductions in business activity in the summer months in Europe and certain other countries;

  . increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

  .  potentially adverse tax consequences;

  .  management of an enterprise spread over various countries;

  .  the burden of complying with a wide variety of foreign laws; and

  .  political unrest, particularly in areas in which we have facilities.

  These factors could have a material adverse effect on our business, operating results and financial condition in the future. In addition, we intend to continue to invest resources to expand our sales and support operations into strategic international locations. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing these foreign operations then our business, operating results and financial condition could be materially harmed.

  Our products are generally priced in U.S. dollars even when sold to customers who are located outside of the United States. Currency instability in foreign financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products.

  Risks from Conversion to Euro

  On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. Until December 31, 2001, business in these countries will be conducted both in the existing national currency, such as the French Franc or the German Mark, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro.

  We are implementing updates to our internal systems to address conversion to the Euro. To date, we have not conducted any significant sales or paid any significant expenses in the Euro. However, we expect to begin to do so in 2001. We do not presently expect that introduction and use of the Euro will materially affect our foreign exchange activities or will result in any material increase in our costs. While we will continue to evaluate the impact of the Euro introduction over time, based on currently available information, we do not believe that the introduction of the Euro will have a material adverse impact on our financial condition or overall trends in results of operations, nor have the introduction and use of the Euro had such effects to date.

  Dependence on Proprietary Technology

  Our success is heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:

  .  patents;

  .  copyrights;

  .  trademarks and trade secret rights;

  .  state and common law trade secret laws;

  .  confidentiality procedures;

  .  employee and third party nondisclosure agreements; and

  .  licensing restrictions.

  Such efforts provide only limited protection. We also rely in part on shrink-wrap licenses that are not signed by end users and, therefore, may be unenforceable under the laws of certain jurisdictions.

  Even though we take these steps, we have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights. Someone may be able to copy or otherwise obtain and use our products and technology without authorization. Policing unauthorized use of our products is difficult. Although we cannot determine the extent of existing piracy of our products, we expect that software piracy will be a persistent problem. Third parties may also develop similar technology independently. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as the United States.

  Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot be sure that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party's rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of our merit, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition in the following ways:

  .  require costly litigation to resolve;

  .  absorb significant management time;

  .  require us to enter into unfavorable royalty or license agreements;

  .  require us to cease selling our products;

  .  require us to indemnify our customers; or

  . require us to expend additional development resources to redesign our products.

  Government Regulation may Impact Our Business

  Due to increasing use of the internet and the dramatically increased access to personal information, the U.S. federal and various state and foreign governments have recently proposed increased limitations on the collection and use of personal information of users of the internet and other public data networks.

  Although we attempt to obtain permission from users prior to collecting or processing their personal data, new laws or regulations governing personal privacy may change the ways in which we and our customers and affiliates may gather this personal information. In addition, in Europe, the European Union Directive on Data Protection, a comprehensive administrative and regulatory program, currently limits the ability of companies to collect, store and exchange personal data with other entities.

  Our growing business, eBusiness and our marketing strategy depend upon our receiving personal information about subscribers. Privacy concerns may cause some potential subscribers to forego subscribing to our service. If new laws or regulations prohibit us from using information in the ways that we currently do, or if users opt out of making their personal preferences and information available to us and our affiliates, this could have a material adverse effect on our business, operating results and financial condition. If personal information is misused by us, our legal liability may be increased and our growth may be limited.

  Our success depends on increased use of the internet for eCommerce and other commercial and personal activities. Consumers and businesses may choose not to use the internet for a number of reasons, including:

  .  internet access costs;

  .  inconsistent service quality;

  .  unavailability of cost-effective, high-speed service;

  . perceived security risks, such as a lack of confidence in encryption technology; and

  .  privacy concerns.

  In addition, governmental agencies and legislators may generate new laws and regulations covering issues such as obscenity, freedom of expression, pricing, content and quality of products and services, copyright and other intellectual property issues and taxation. Such legislation or rule making could dampen the growth in internet use generally and decrease the acceptance of the internet as a commercial medium. If use of the internet decreases, some of our customers may purchase fewer licenses for our software products and our operating results would be harmed.

  Software Product Errors or Defects

  Software products as complex as those we offer frequently contain undetected errors, defects, failures or viruses especially when first introduced or when new versions or enhancements are released or are configured to individual customer systems. Despite product testing, our products may contain undetected defects, errors or viruses. If our products have errors, they could:

  .  cause a negative customer reaction that could reduce future sales;

  .  generate negative publicity regarding us and our products;

  .  harm our reputation;

  .  reduce or limit customers' adoption of our products;

  .  require us to incur additional service and warranty costs;

  .  require us to make extensive changes to the product;

  .  require us to divert additional development resources; or

  . result in customers' delaying their purchase until the errors or defects have been remedied, which would cause our revenues to be reduced or delayed.

  Any of these occurrences could have a material adverse effect upon our business, operating results or financial condition.

  Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future federal, state or local laws or ordinances or unfavorable judicial decisions may make these provisions ineffective. Because our products are used in system management, resource optimization and business intelligence applications, our liability could be substantial if we receive an unfavorable judgment. In addition, our insurance against product liability risks may not be adequate to cover a potential claim. These factors could have a material adverse effect upon our business, operating results or financial condition.

  Dependence on Key Personnel

  Our future performance depends to a significant degree upon the continued service of our key members of management including particularly our President and Chief Executive Officer, Gregory B. Kerfoot, our Chief Operating Officer, William Gibson and our Chief Financial Officer, Eric Patel, as well as other of our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, train and retain highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future.

  Facing Risks of Litigation

  On November 10, 1997, Vedatech commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd., a wholly owned subsidiary of Seagate Software, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of our products and is seeking monetary and injunctive relief. No specific damage amount has yet been claimed with the exception of $240,000 ((Yen)26.0 million) for unpaid invoices in connection with the quantum meruit claim. Vedatech seeks to enjoin us from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. We have hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. We have deposited with the court an amount equal to $200,000 in relation to the quantum meruit claim. We have filed an amended response. Discovery is ongoing, and the court has set the matter for trial on June 5, 2001. With the exception of the quantum meruit claim, we believe the complaint has no merit, and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

  In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse affect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

  Revenue Recognition

  In accordance with generally accepted accounting principles, several factors may require us to defer recognition of our revenues for a significant period of time. Such revenue recognition factors include:

  .  whether the revenues are associated with the performance of services;

  . whether the license agreement relates to currently unavailable software products;

  . whether the license agreement includes customer acceptance based on future performance obligations; and

  . whether license fees are sold in a multiple element contract where insufficient VSOE exists relating to the fair value of an undelivered element.

  Our deferred revenue as of December 29, 2000 and June 30, 2000 was $25.0 million and $19.5 million, respectively. The timing of our ultimate recognition of our deferred revenue is dependent upon the fulfillment of various obligations such as services and also by certain actions performed by our customers. Deferred revenue at any specific date may not be a true representation of actual revenues for any succeeding period.

  Our ability to recognize revenues is based upon whether delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable and collectability is deemed probable by management. As guidance on revenue recognition for software companies is evolving and subject to ongoing interpretation by government and other regulatory bodies, there can be no assurance that our current revenue recognition policies will always be in full compliance. If we were forced to change our revenue recognition policy due to perceived failure to fully adhere to revenue recognition policies, our financial condition could be materially adversely affected.

  There is no established trading market for our common stock, and we do not expect that any trading market will be established.

  Our common stock is not listed on any stock exchange, over-the-counter market or other quotation system. We do not expect to register our common stock for sale to the public or to apply for quotation of our shares on any exchange, over-the-counter market or quotation system. As a result, a purchaser of our common stock will not be able to dispose of the shares the purchaser acquires from us unless the purchaser can rely on an applicable exemption from registration, such as Rule 144 under the Securities Act of 1933. We may not comply with the criteria required for a holder of our common stock to utilize a given exemption.

  In the event that a trading market for our common stock develops, the market prices of our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

  The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock at or above the purchase price paid by the investors. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management's attention and resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Factors Affecting Future Operating Results" section.

  As of December 29, 2000 and June 30, 2000, our cash balances were mostly held by our foreign operations. The remainder of our cash balances is centrally managed by SAC. If cash from operations is not sufficient to fund working capital and operating activities, Seagate Technology LLC provides financing to us through a revolving loan agreement. The revolving loan agreement provides for maximum outstanding borrowings of up to $60.0 million and was renewed on July 4, 2000. As of December 29, 2000 and June 30, 2000, the revolving loan balance was a net receivable from Seagate Technology and its affiliates of $31.3 million and $25.7 million, respectively. Beginning in fiscal 2001, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 7.67% for the six months ended December 29, 2000) and were charged interest expense on a monthly basis on net amounts payable at LIBOR plus 2% (8.63% for the quarter ended December 29, 2000). During fiscal 2000, we paid or earned interest at the LIBOR rate plus 2% per annum on net outstanding balances payable or receivable. The average rate of interest was 7.85% for the year ended June 30, 2000. Our interest income or expense therefore will fluctuate depending on fluctuations in Seagate Technology LLC's in-house portfolio yield, the LIBOR rate and fluctuations in the amounts borrowed from Seagate Technology to fund working capital and operating activities. Net interest income of $830,000 and net interest expense of $1,089,000 were incurred on the net receivable/loan balance for the six months ended December 29, 2000 and six months ended December 31, 1999, respectively.

  We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

  A majority of our sales are in the United States and therefore are recorded in U.S. dollars, the currency in which we report our operating results. We conduct a portion of our business in currencies other than the U.S. dollar. The functional currency of most of our foreign operations is the local currency. In such cases, assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenues and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses. For those foreign operations whose functional currency is the U.S. dollar, financial results are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period. Historically, we have generated revenues and incurred a significant proportion of our expenses in Canadian Dollars, Deutsche Marks, British Pounds Sterling, French Francs, the Australian Dollar and Japanese Yen and we expect to generate a portion of our revenues and expenses in the Euro in the future. Certain European Union member states have fixed the value of their respective national currencies to the Euro, and our results of operations are affected by the U.S. dollar to Euro exchange rate. Since the adoption of the Euro in January 1999, the overall trend for the Euro has been a devaluation compared to the U.S. dollar. During the six months ended December 29, 2000, approximately 4% of our revenues were denominated in currencies for which a fixed value to the Euro has been established. Currently, none of our foreign operations have significant transactions in the Euro, however we anticipate implementing Euro-based transactions effective January 2001. To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within comprehensive income. However, we cannot provide any assurance that foreign currency denominated transactions will continue to be insignificant as revenues from the foreign operations increase or there are significant exchange rate fluctuations. We cannot predict the effect of exchange rate fluctuations upon our future operating results. For the six months ended December 29, 2000, we did not engage in a foreign currency hedging program to reduce any exposure we may have had. For the six months ended December 29, 2000, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business--the Canadian Dollar, the Australian Dollar, the Euro, the British Pound Sterling and the Japanese Yen would have generated a combined 1% variation of our revenues, offset by a 5% combined variation of expenses.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to litigation arising in the ordinary course of our business. While we believe that the ultimate outcome of these actions will not have a material adverse effect on us, the outcome of these actions is not determinable and negative outcomes may adversely effect our financial position, liquidity, or results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

  On November 10, 1997, Vedatech commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd., a wholly owned subsidiary of Seagate Software, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of Seagate Software's products and is seeking monetary and injunctive relief. No specific damage amount has yet been claimed with the exception of $240,000 ((Yen)26.0 million) for unpaid invoices in connection with the quantum meruit claim. Vedatech seeks to enjoin Seagate Software from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Seagate Software has hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum merit. Seagate Software has deposited with the court an amount equal to $200,000 in relation to the quantum meruit claim. Seagate Software has filed an amended response. Discovery is ongoing, and the court has expressed its intent to set the matter for trial on June 5, 2001. With the exception of the quantum meruit claim, Seagate Software believes the complaint has no merit, and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse affect on Seagate Software's liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

  In addition to the foregoing, Seagate Software is subject to other litigation in the ordinary course of our business. While Seagate Software believes that the ultimate outcome of these matters will not have a material adverse effect on Seagate Software, the outcome of these matters is not determinable and negative outcomes may adversely affect Seagate Software's financial position, liquidity, or results of operations.

Item 2.  Change in Securities and Use of Proceeds

  Seagate Software filed a Form S-8 with the Securities Exchange Commission on December 28, 2000. From this date to the quarter end, the following occurred:
An employee of Seagate Software exercised 556 options for 556 shares of Seagate Software Common Stock for cash consideration of $2,224. These proceeds will be used for general operating cash needs. In addition, one exercise reported at December 28, 2000 for 10,000 shares of Seagate Software Common Stock was cancelled and will be re-exercised in the quarter ended March 30, 2000.

  Furthermore, under Item 701 of Regulation S-K and pursuant to Rule 463 of the Securities Act of 1933, Seagate Software provides the following information.

  During the quarter ended December 29, 2000, employees of Seagate Software exercised 56,770 options for 56,770 shares of Seagate Software Common Stock for cash consideration of $227,080. The proceeds of these exercises will be used for general operating cash requirements.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are included herein:


10.1 Seagate Software Information Management Group, Inc. Software License Agreement between Seagate Software Information Management Group, Inc. and Seagate Technology.


(b)  Reports on Form 8-K

     Seagate Software did not file any reports on Form 8-K during the quarter ended December 29, 2000. The following report on Form 8-K was filed with the Securities and Exchange Commission subsequent to December 29, 2000:

     A Form 8-K dated February 5, 2001 presenting a full set of pro forma financial statements for the fiscal year ended June 30, 2000 and the quarter ended September 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the undersigned and in the capacities and on the dates indicated.


         Signature                       Title                   Date
         ---------                       -----                   ----

 /s/ Gregory B. Kerfoot          President and Chief         February 12, 2001
______________________________   Executive Officer
    (Gregory B. Kerfoot)         (Principal Executive
                                 Officer)

 /s/ Eric Patel                  Chief Financial Officer     February 12, 2001
______________________________   (Principal Accounting and
    (Eric Patel)                 Financial Officer)