Form 10-Q
period 2001-03-30
CRYSTAL DECISIONS INC
filed 2001-05-14
CIK 1126499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 30, 2001

                        Commission File Number 000-31859

                               ----------------

                            CRYSTAL DECISIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0537234
    (State or other jurisdiction of      (I.R.S. EmployerIdentification Number)
     incorporation or organization)

            895 Emerson St.,
         Palo Alto, California                           94301
    (Address of principal executive                    (Zip Code)
                offices)

                           Telephone: (650) 473-3130
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   On March 30, 2001, 75,375,380 shares of the registrant's common stock, $0.001 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

                                     INDEX

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                                                            Page
                                                                            ----
  Consolidated and Condensed Balance Sheets as of March 30, 2001 and June
   30, 2000................................................................   3
  Consolidated and Combined Condensed Statements of Operations for the
   Quarters Ended March 30, 2001 and March 31, 2000 and for the Nine Months
   Ended March 30, 2001 and March 31, 2000.................................   4
  Consolidated and Combined Condensed Statements of Cash Flows for the Nine
   Months Ended March 30, 2001 and March 31, 2000..........................   5
  Consolidated and Combined Condensed Statements of Stockholders' Equity
   for the Nine Months ended March 30, 2001 and for the Year Ended June 30,
   2000....................................................................   6
  Notes to Consolidated and Combined Condensed Financial Statements........   7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  30

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  50

                         PART II OTHER INFORMATION

Item 1. Legal Proceedings..................................................  52

Item 4. Vote of Security Holders...........................................  52

Item 6. Exhibits and Reports on Form 8-K...................................  53

SIGNATURES.................................................................  54

Item 1. Financial Statements (Unaudited)

         CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                       (see note 2)
                                                        March 30,   June 30,
                                                           2001       2000
                                                       ------------ ---------
                                                        (unaudited)
                   ASSETS (note 11)
                   ----------------

Current assets:
  Cash................................................   $ 5,406    $   3,621
  Loan receivable from Seagate Technology LLC (note
   3).................................................    30,101       25,681
  Accounts receivable, net............................    27,380       16,578
  Income taxes receivable.............................       161        6,071
  Inventories.........................................       814          674
  Prepaid and other current assets....................     3,358        4,021
                                                         -------    ---------
    Total current assets..............................    67,220       56,646
Capital assets, net...................................     9,346        9,348
Intangibles and goodwill, net.........................    19,828        5,286
                                                         -------    ---------
    Total assets......................................   $96,394    $  71,280
                                                         =======    =========

                     LIABILITIES
                     -----------

Current liabilities:
  Accounts payable....................................    11,934       10,190
  Accrued employee compensation.......................    10,189        6,004
  Accrued expenses....................................    11,161       12,097
  Deferred revenue....................................    25,502       19,495
                                                         -------    ---------
    Total current liabilities.........................    58,786       47,786
Deferred income taxes.................................     2,399          381
                                                         -------    ---------
    Total liabilities.................................    61,185       48,167

Commitments and contingencies (notes 2, 3, 11, 12 and
 16)

                 STOCKHOLDERS' EQUITY
                 --------------------
Common stock--150,000,000 shares authorized, shares
 issued and outstanding--75,375,380 and 75,002,050 at
 $0.001 par value per share as of March 30, 2001 and
 June 30, 2000........................................        75           75
Additional paid-in capital............................    41,991      407,893
Accumulated deficit...................................    (7,081)    (384,688)
Accumulated other comprehensive income (loss).........       224         (167)
                                                         -------    ---------
    Total stockholders' equity........................    35,209       23,113
                                                         -------    ---------
    Total liabilities and stockholders' equity........   $96,394    $  71,280
                                                         =======    =========

     See notes to consolidated and combined condensed financial statements.

         CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                        For the nine months
                            For the quarters ended             ended
                            ------------------------  ------------------------
                             March 30,    March 31,    March 30,    March 31,
                               2001         2000         2001         2000
                            -----------  -----------  -----------  -----------
Revenues:
  Licensing (note 7)....... $    28,026  $    22,319  $    76,563  $    53,710
  Maintenance, support and
   services (note 7).......      15,568       12,068       44,080       38,852
                            -----------  -----------  -----------  -----------
    Total revenues.........      43,594       34,387      120,643       92,562
Cost of revenues:
  Licensing................       1,619        1,251        3,823        2,854
  Maintenance, support and
   services................       9,786        9,216       29,739       30,031
  Amortization of developed
   technologies............       1,269           53        1,780          146
                            -----------  -----------  -----------  -----------
    Total cost of
     revenues..............      12,674       10,520       35,342       33,031
                            -----------  -----------  -----------  -----------
Gross profit...............      30,920       23,867       85,301       59,531
Operating expenses:
  Sales and marketing......      18,745       14,459       53,621       46,886
  Research and
   development.............       7,617        6,917       21,403       19,758
  General and
   administrative (note
   7)......................       4,404        5,469       13,893       15,479
  Amortization of goodwill
   and other intangibles...         589          519        1,434        2,521
  Write-off of in-process
   R&D (note 2) ...........         --           --         7,073          --
  Unusual items (note 5)...         --           --         1,851      242,569
  Restructuring costs (note
   6)......................         --           --           573        1,301
                            -----------  -----------  -----------  -----------
    Total operating
     expenses..............      31,355       27,364       99,848      328,514
                            -----------  -----------  -----------  -----------
Loss from operations.......        (435)      (3,497)     (14,547)    (268,983)
Interest and other income
 (expense), net (note 3)...         375          315        1,494         (966)
                            -----------  -----------  -----------  -----------
Loss before income taxes...         (60)      (3,182)     (13,053)    (269,949)
Benefit from (provision
 for) income taxes (note
 8)........................      (1,486)       2,079        1,020       50,959
                            -----------  -----------  -----------  -----------
Net loss................... $    (1,546) $    (1,103) $   (12,033) $  (218,990)
                            ===========  ===========  ===========  ===========
Net loss per share:
  Basic and diluted (note
   9)...................... $     (0.02) $     (0.01) $     (0.16) $     (2.92)
Weighted average number of
 shares used in basic and
 diluted net loss per
 share:....................  75,314,983   75,001,537   75,208,923   75,001,177

     See notes to consolidated and combined condensed financial statements.

         CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                          For the Nine months
                                                          ended (See Note 2)
                                                          --------------------
                                                          March 30,  March 31,
                                                            2001       2000
                                                          ---------  ---------
Operating activities
Net loss................................................. $ (12,033) $(218,990)
Adjustments to reconcile net loss to net cash from
 operating activities:
  Depreciation and amortization..........................     6,325      5,329
  Bad debt expense (recovery)............................       317      2,966
  Deferred income taxes..................................       474        (17)
  Stock based compensation expense on Seagate Technology
   Exchange of Shares....................................     1,851    239,574
  Write-off of in-process research and development.......     7,073        --
                                                          ---------  ---------
                                                              4,007     28,862
                                                          ---------  ---------
Changes in operating assets and liabilities:
  Accounts receivable....................................   (10,869)    20,934
  Income taxes receivable................................     5,910    (25,550)
  Income taxes receivable from Seagate Technology LLC....    (3,978)   (37,200)
  Inventories............................................      (140)       202
  Prepaid and other current assets.......................       733     (3,547)
  Accounts payable.......................................     1,870     (1,172)
  Accrued employee compensation..........................     4,185     (4,483)
  Accrued expenses.......................................      (838)     2,273
  Deferred revenue.......................................     7,498       (708)
  Other liabilities......................................       --        (225)
                                                          ---------  ---------
    Net cash provided by (used in) operating activities..     8,378    (20,614)
                                                          ---------  ---------
Investing activities
Acquisition of capital assets, net.......................    (7,188)    (1,906)
                                                          ---------  ---------
    Net cash (used in) investing activities..............    (7,188)    (1,906)
                                                          ---------  ---------
Financing activities
Issuance of common stock and common stock subject to
 repurchase..............................................     1,493          5
Borrowings from Seagate Technology LLC...................   109,202    136,839
Payment to Seagate Technology LLC........................  (109,650)  (116,889)
                                                          ---------  ---------
    Net cash provided by financing activities............     1,045     19,955
Effect of exchange rate changes on cash..................      (450)       435
                                                          ---------  ---------
Increase (decrease) in cash..............................     1,785     (2,130)
Cash at the beginning of the period......................     3,621      7,419
                                                          ---------  ---------
Cash at the end of the period............................ $   5,406  $   5,289
                                                          =========  =========

     See notes to consolidated and combined condensed financial statements.

         CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

               CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
 For the nine months ended March 30, 2001 and for the year ended June 30, 2000
                       (In thousands, except share data)

                                                         Accumulated
                            Common Stock    Additional      Other
                          -----------------  Paid-In    Comprehensive Accumulated
                            Shares   Amount  Capital    Income (Loss)   Deficit     Total
                          ---------- ------ ----------  ------------- ----------- ---------
Balance at July 2,
 1999...................         --   --      167,038        (629)      (163,526)     2,883
Components of
 comprehensive loss:
 Foreign currency
  translation...........                                      462                       462
 Net loss...............                                                (221,162)  (221,162)
                                                                                  ---------
Comprehensive loss......                                                           (220,700)
Incorporation of Crystal
 Decisions..............       1,000                1                                     1
Contribution of IMG
 entities to Crystal
 Decisions..............  75,000,000   75         (75)
Issuance of common stock
 upon exercise of
 employee stock
 options................       1,050                4                                     4
Equity contribution by
 Seagate Technology
 related to the
 acquisition of the
 minority interest of
 Seagate Software
 Holdings, Inc. ........                        1,242                                 1,242
Compensation expense for
 Seagate Technology
 Exchange of Shares.....                      239,574                               239,574
Income tax benefit from
 Seagate Technology
 stock option
 exercises..............                          109                                   109
                          ----------  ---   ---------       -----      ---------  ---------
Balance at June 30,
 2000...................  75,002,050  $75   $ 407,893       $(167)     $(384,688) $  23,113
Components of
 comprehensive loss:
 Foreign currency
  translation...........                                       76                        76
 Net loss to November
  22, 2000..............                                                  (4,952)    (4,952)
                                                                                  ---------
Comprehensive loss......                                                             (4,876)
Issuance of common stock
 eligible for
 repurchase.............     225,000              900                                   900
Issuance of common stock
 upon exercise of
 employee stock
 options................      12,241               49                                    49
Income tax benefit from
 Seagate Technology
 stock option
 exercises..............                           33                                    33
Compensation expense for
 Seagate Technology
 Stock Options..........                        1,851                                 1,851
                          ----------  ---   ---------       -----      ---------  ---------
Balance at November 22,
 2000...................  75,239,291  $75   $ 410,726       $ (91)     $(389,640) $  21,070
Elimination of
 accumulated deficit and
 other comprehensive
 income.................                     (389,731)         91        389,640        --
Push down adjustments
 reflecting new bases of
 net assets.............                       20,452                                20,452
                          ----------  ---   ---------       -----      ---------  ---------
Adjusted Balance at
 November 22, 2000
 (unaudited)............  75,239,291  $75   $  41,447         --             --   $  41,522
Components of
 comprehensive loss:
 Foreign currency
  translation...........                                      224                       224
 Net loss...............                                                  (7,081)    (7,081)
                                                                                  ---------
Comprehensive loss......                                                             (6,857)
Issuance of common stock
 upon exercise of
 employee stock
 options................     136,089              544                                   544
                          ----------  ---   ---------       -----      ---------  ---------
Balance at March 30,
 2001 (unaudited).......  75,375,380  $75   $  41,991       $ 224      $  (7,081) $  35,209
                          ==========  ===   =========       =====      =========  =========

     See notes to consolidated and combined condensed financial statements.

CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP
                                HOLDINGS, INC.)

       NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
        (Information as of March 30, 2001 and for the Nine Months ended
                March 30, 2001 and March 31, 2000 is unaudited)

Note 1. Description of Business and Basis of Presentation

 Description of Business

   Crystal Decisions, Inc. ("Crystal Decisions" or the "Company") is an information infrastructure company that develops and markets software products and provides related services enabling business users and information technology professionals to manage enterprise information. Crystal Decisions operates in a single industry segment and its products, commonly referred to as business intelligence software, permit the analysis and interpretation of data in order to make business decisions. Crystal Decisions was incorporated in Delaware in August 1999. Crystal Decisions' headquarters are located in Palo Alto, California.

   Crystal Decisions is a majority-owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"), whose predecessor was Seagate Technology, Inc. ("Seagate Technology"). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings", formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology. Seagate Technology was a data technology company that provided products for storing, managing and accessing digital information on computer systems. The outstanding minority interests in the Company's capital stock amounted to approximately 12.9% and 10.5% on a fully diluted basis as of March 30, 2001 and June 30, 2000, respectively. The minority interests consisted of the Company's common stock and options to purchase Crystal Decisions common stock issued pursuant to the 1999 and 2000 Stock Option Plans.

   In March 2001, the Company changed its name from Seagate Software Information Management Group Holdings, Inc. to Crystal Decisions, Inc.

 Basis of Presentation

   The consolidated and combined condensed financial statements of the Company have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. These unaudited interim financial statements, should be read in conjunction with the consolidated and combined financial statements and related notes of the Company in the Registration Statement on Form 10-12G/A as filed with the Securities and Exchange Commission ("SEC") on January 31, 2001.

   The consolidated and combined condensed financial statements reflect, in the opinion of management, all material adjustments (consisting of normal recurring items) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for such periods. The results of operations for the nine months ended March 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 2001.

   On November 22, 2000, 99% of the outstanding common stock of Crystal Decisions was purchased by New SAC, through Suez Software and resulted in a "Change in Control of Crystal Decisions" as described in note 2. Under SEC rules and regulations, because more than 95% of the Company was acquired and a change of ownership occurred, Crystal Decisions has restated all its assets and liabilities as of November 22, 2000 on a push down accounting basis. Accordingly, results of operations prior to November 22, 2000 and the comparative information presented do not reflect these adjustments. Refer to further discussion of the push down accounting basis in note 2.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

   Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2000 ended on June 30, 2000 and fiscal 1999 ended on July 2, 1999. Fiscal 2000 and 1999 were comprised of 52 weeks. Fiscal 2001 will be a 52-week year and will end on June 29, 2001. The quarters ended October 1, 1999, December 31, 1999, March 31, 2000, September 29, 2000, December 29, 2000 and March 30, 2001
each comprised 13 weeks of activity.

Note 2. Change in Control of Crystal Decisions, Inc. (formerly Seagate Software Information Management Group Holdings, Inc.)

   On November 22, 2000, Seagate Software Holdings, Seagate Technology and Suez Acquisition Company (Cayman) Limited ("Old SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, completed a stock purchase agreement (the "Stock Purchase Agreement"), and Seagate Technology and VERITAS Software Corporation ("VERITAS") completed an agreement and plan of merger and reorganization, or the Merger Agreement. Old SAC was a limited liability company organized under the laws of the Cayman Islands and formed solely for the purpose of entering into the Stock Purchase Agreement and related acquisitions. Old SAC assigned all of its rights under the stock purchase agreement to New SAC.

   Under the Stock Purchase Agreement, New SAC agreed to purchase for $1.840 billion cash, including transaction costs of $25 million, all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions, enterprise management software businesses and operations, including shares of Crystal Decisions common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. In addition, New SAC acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

   Upon completion of the New SAC Transaction, the 75,001,000 shares of the common stock of Crystal Decisions' that were held by Seagate Software Holdings were acquired by New SAC. Crystal Decisions' minority stockholders continue to hold their interests in the Company's common stock. In addition, the outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans continue to remain outstanding.

   Immediately following the consummation of the Stock Purchase Agreement under the terms of a Merger Agreement, VERITAS acquired Seagate Technology and a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, with Seagate Technology becoming a wholly owned subsidiary of VERITAS. This transaction is referred to as the Merger. VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including Crystal Decisions.

   As part of the New SAC Transaction, New SAC, Seagate Technology and Crystal Decisions agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with the Company's operating assets. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including Crystal Decisions, have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the New SAC Transaction and the Merger. In addition, a

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued) majority of Crystal Decisions' assets, along with certain other assets of Seagate Technology, are now pledged as a guarantee for debt issued to finance the New SAC Transaction. (Refer to further discussion in note 11).

   The federal tax allocation agreement ("Tax Allocation Agreement") Crystal Decisions had with Seagate Technology was terminated on November 22, 2000, and Crystal Decisions no longer files federal income tax returns on a consolidated basis with Seagate Technology. (Refer to further discussion in note 8).

   Crystal Decisions has borrowings available up to $60.0 million under a revolving loan with Seagate Technology LLC, which is a wholly owned subsidiary of New SAC, to fund a portion of the Company's operating cash needs. The revolving loan agreement ("Revolving Loan Agreement") continues in effect subsequent to the closing of the New SAC Transaction on November 22, 2000 and expires on July 4, 2001. (Refer to further discussion in note 3).

 Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase business transaction of Seagate Technology and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price under this transaction has been allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including Crystal Decisions based on their estimated fair values at the date of the transaction. However, the estimated fair values of identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the transaction were greater than the amount paid, resulting in negative goodwill. The negative goodwill has been allocated to the long-lived tangible and intangible assets, including those of Crystal Decisions, on the basis of relative fair values. The estimated fair values of tangible and intangible assets, including in-process research and development, have been determined based upon independent appraisals.

   The consolidated and combined condensed interim financial statements as of March 30, 2001 reflect the historical results of operations and financial position up to the date of the transaction, November 22, 2000, the restatement of assets and liabilities at that date to reflect the push down purchase accounting adjustments, followed by the results of operations and financial position for the period from November 23, 2000 to March 30, 2001 reflecting the effects of restated balances from the date of the New SAC Transaction. As a result of the New SAC Transaction and the push down accounting, the Company's results of operations following the New SAC Transaction, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to the New SAC Transaction.

   The purchase price under the Stock Purchase Agreement was fixed and no contingencies have been identified that will result in a change in the overall purchase price. However, the allocation of the purchase price is subject to change in the future as New SAC and its related subsidiaries realize deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes" and release related deferred tax asset allowances.

   In connection with the purchase of the operating assets of Seagate Technology, New SAC established a $350 million valuation allowance against U.S. federal and state deferred tax assets arising from the transaction. The realization of New SAC 's federal and state deferred tax assets subject to the valuation allowance will depend primarily on its ability to generate taxable income in the United States in future fiscal years, the timing and amount of which are uncertain. New SAC anticipates that the tax benefits of the deferred tax assets, when realized, will result in a reduction in values of the intangible assets recorded in the purchase transaction including those recorded in the push down adjustments to Crystal Decisions.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

   The table below reconciles the total purchase price paid by New SAC for the operating assets of Seagate Technology and its consolidated subsidiaries, including the disc drive, tape drive, software and intelligent storage businesses and operations, to be allocated to Crystal Decisions under push down and purchase accounting. The fair value of the tangible and intangible long-lived assets acquired have been reduced by approximately 46% as a result of negative goodwill allocated to these assets to arrive at the net purchase price allocation.

                                                                Allocated to
                                                             Purchase Price for
Purchase price allocation for New SAC (in millions)               New SAC
---------------------------------------------------          ------------------
Net current assets (liabilities):
  Crystal Decisions.........................................           9
  All other businesses of New SAC...........................         930
Long-term investments held by all other businesses of New
 SAC:.......................................................          42
Tangible long-lived assets:
  Crystal Decisions.........................................           5
  All other businesses of New SAC...........................         773
Intangible Assets:
Crystal Decisions
  In process research and development.......................           7
  Developed technology......................................          15
  Assembled workforce.......................................           7
All other businesses of New SAC
  In process research and development.......................          52
  Developed technology......................................          61
  Assembled workforce.......................................          46
  Trade name................................................          47
  Other intangible assets...................................           1
                                                                   -----
 Total Identified Intangible Assets.........................         236
                                                                   -----
Other Long-term assets:
  All other businesses of New SAC...........................          42
Other Long-term deferred taxes:
  Crystal Decisions.........................................          (2)
  All other businesses of New SAC...........................         (73)
Long-term liabilities owed by all other businesses of New
 SAC........................................................        (122)
                                                                   -----
Net purchase price:.........................................       1,840
                                                                   -----
Negative Goodwill...........................................         909
                                                                   -----
Total estimated fair value for New SAC......................       2,749
                                                                   =====

        CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                       MANAGEMENT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

   The table below lists the estimated net purchase price allocation of the tangible and intangible assets acquired (in thousands). The purchase price allocated to Crystal Decisions as a result of the New SAC Transaction is not necessarily indicative of a purchase of Crystal Decisions on a stand-alone basis.

                                                                  Net Purchase
   Purchase Price Allocation                                    Price Allocation
   -------------------------                                    ----------------
   Net current assets acquired.................................     $  9,138
   Tangible long-lived assets acquired(1)......................        5,130
                                                                    --------
                                                                      14,268
                                                                    --------
   Intangible assets acquired:
     Developed technology(2)...................................       15,234
     Assembled work force(3)...................................        7,073
     In-process research and development(4)....................        7,073
     Deferred tax liability(5).................................       (2,126)
                                                                    --------
                                                                    $ 27,254
                                                                    --------
       Total...................................................     $ 41,522
                                                                    ========

(1) Tangible long-lived assets acquired consists of leasehold improvements and equipment, and are amortized over their remaining useful lives of approximately 2 years.
(2) The value of the developed technology has been estimated by discounting the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation for developed technology, which had reached technological feasibility and therefore was capable of being capitalized. The developed technology is being amortized on the straight-line basis over its estimated useful life (3 years) and the amortization is included in cost of revenues.
(3) The estimated value of the assembled work force has been determined by estimating the costs to replace the existing employees, including the recruiting, hiring and training costs for each category of employee. The assembled workforce is being amortized on the straight-line basis over its estimated useful life (3 years) and the amortization is included in amortization of goodwill and other intangibles.
(4) As the basis for identifying the in-process research and development ("IPR&D"), Crystal Decisions' developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Financial Accounting Standards Board ("FAS") Statement No. 2 and FAS Statement No. 86. Crystal Decisions has charged the value allocated to projects identified as IPR&D to expense in the period the transactions close. This write-off is necessary because the acquired technologies have not yet reached technological feasibility and have no future alternative uses.
   At the valuation date, Crystal Decisions was in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70%, and 75% complete based on total man-hours and absolute time. Crystal Decisions expects these three projects to be completed in fiscal 2002, at an estimated cost of $28 million. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Crystal Decisions expects that the acquired IPR&D will be successfully developed, but it cannot ensure that commercial viability of these products will be achieved.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)
   The value of the purchased IPR&D for Crystal Decisions has been calculated by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.
(5) Deferred taxes arose because of the difference between book and tax basis of tangible long-lived and intangible assets acquired and located in jurisdictions other than the United States (U.S.). Deferred taxes do not arise for those intangible and tangible long-lived assets acquired and located in the U.S., because the transaction is subject to a special tax election in the U.S., whereby no difference in the book and tax basis of the net assets exist.

   Pro Forma Information. The following table presents the unaudited pro forma results of operations for informational purposes, assuming the change of control of Crystal Decisions occurred at the beginning of fiscal 2000:

                                                            Nine Months Ended
                                                            ------------------
                                                             March     March
                                                            30, 2001  31, 2000
                                                            --------  --------
                                                             (in thousands,
                                                             except for per
                                                             share amounts)
   Net revenue............................................. $121,541  $ 92,562
   Net loss................................................ $(11,518) $(27,416)
                                                            --------  --------
   Pro forma basic and diluted net loss per share.......... $  (0.15) $  (0.37)
                                                            ========  ========

   The pro forma results of operations give effect to certain adjustments including amendment of amortization and depreciation of revalued intangible and tangible assets. The pro forma net loss for the nine months ended March 30, 2001 and March 31, 2000 does not include the following push down and purchase price adjustments, as they represent one time charges which are not necessarily reflective of ongoing operating results:

  . unusual items of approximately $1.9 million and $242.6 million for the nine months ended March 30, 2001 and March 31, 2000, respectively as described in note 5;

  . the effects of fair value adjustments to deferred revenue, reducing revenue by $1.3 million on a declining basis during the twelve months following the date of the transaction ($898,000 reduction in revenue from date of transaction to March 30, 2001); and

  . the write off of IPR&D charges of approximately $7.1 million during the nine months ended March 30, 2001, in connection with the New SAC Transaction.

Note 3. Economic Dependence on Seagate Technology LLC

   On July 4, 2000, Crystal Decisions and Seagate Technology LLC, then a wholly owned subsidiary of Seagate Technology, now an indirect subsidiary of New SAC, renewed the Revolving Loan Agreement dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology LLC finances certain of Crystal Decisions' working capital needs and operating activities. The Revolving Loan Agreement provides for maximum outstanding borrowings of up to $60.0 million and expires on July 4, 2001. The Revolving Loan Agreement continued in effect subsequent to the closing of the New SAC Transaction on November 22, 2000. The loan is payable or receivable upon termination of the agreement. As of March 30, 2001 and June 30, 2000,

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued) the revolving loan balance was a net receivable from Seagate Technology LLC and its affiliates of $30.1 million and $25.7 million, respectively. The net receivable arose largely as a result of offsetting amounts due from Seagate Technology under a Tax Allocation Agreement for income tax loss benefits utilized by Seagate Technology relative to Crystal Decisions' tax loss position (refer to note 8 for further discussion). The loan balance is presented on the balance sheet as a net receivable or net payable in accordance with the terms of the loan agreement.

   During the quarter and nine months ended March 30, 2001, Crystal Decisions earned interest income on a monthly basis on the net receivable revolving loan balance outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 5.94% and 7.09% for the quarter and nine months ended March 30, 2001, respectively). During the quarter and nine months ended March 31, 2000, interest was charged or earned on the net revolving loan balance receivable or payable outstanding on a monthly basis at the LIBOR rate plus 2% per annum, (average of 7.92% and 7.66% for the quarter and nine months ended March 31, 2000, respectively). Interest income and expense as presented in the statement of operations primarily relates to interest on the revolving loan.

   Although Crystal Decisions has incurred net losses during the three-year period ended June 30, 2000 and the quarter and nine months ended March 30, 2001, the Company has generated postive cash flow for the nine months ended March 30, 2001. Crystal Decisions believes that the amounts due from Seagate Technology LLC under the Revolving Loan Agreement, in addition to cash generated from operations are sufficient to fund Crystal Decisions' operating and planned activities during the next twelve months.

   Crystal Decisions may require additional financing through the end of fiscal 2002. Crystal Decisions is in the process of negotiating additional financing with Seagate Technology LLC through the end of fiscal 2002. Should additional financing not be available from Seagate Technology LLC at terms that are satisfactory to Crystal Decisions and Seagate Technology LLC, Crystal Decisions may seek additional equity and financing from other sources, subject to concurrence by the lenders which financed the New SAC Transaction, as well as Crystal Decisions' parent company. As a result of the New SAC Transaction, Crystal Decisions guaranteed the debt used to finance the New SAC Transaction and pledged a majority of its assets. As a result of restrictive covenants under the debt agreement, the ability of Crystal Decisions to raise additional debt or equity from other sources may be limited. (Refer to note 11 for further discussion.)

Note 4. Revenue Recognition

   Typically, Crystal Decisions can establish vendor specific objective evidence ("VSOE") for all elements of its multi-element arrangements, and accordingly, revenues are allocated to the individual elements on the basis of VSOE. During the second quarter of fiscal year 2001, Crystal Decisions adopted a new sales model that limits the sale of certain software license products sold on an individual basis and, as a result, is not able to establish sufficient VSOE for these license products. As a result of this change in circumstance, when these products are included in bundled arrangements with technical support and maintenance services, Crystal Decisions applies the residual method of accounting as specified in SOP 98-9 such that the total fair value of the undelivered elements as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenue related to the delivered elements. The impact on revenues of applying the residual method of accounting in the quarter and nine months ended March 30, 2001 was not material. Although not typical, some original equipment manufacturer ("OEM") arrangements contain end-user maintenance elements for which VSOE has not been established, as sufficient evidence of consistent pricing and renewal rates has not been present. In such arrangements, Crystal Decisions has recognized the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 5. Unusual Transactions

 Sale of Seagate Technology

   On November 22, 2000, the date of the closing of the New SAC Transaction, vesting of Seagate Technology options were accelerated and net exercised for merger consideration of 0.4465 shares of VERITAS and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Seagate Technology. At November 22, 2000, options to purchase 51,500 shares of Seagate Technology common stock were held by certain Crystal Decisions employees. As a result, the Company recorded approximately $1.9 million of compensation expense attributable to its employees as a capital contribution from Seagate Technology. The compensation expense is recorded as an unusual item in the income statement for the nine months ended March 30, 2001.

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

   The consolidated and combined condensed statement of operations for the nine months ended March 31, 2000 includes an allocation of compensation expense arising from the October 1999 Seagate Technology Exchange of Shares. Compensation expense was allocated to Crystal Decisions on the basis of employees specifically identified with the business and for those employees that performed services for the business, on the basis of time estimates. Accordingly, Crystal Decisions recorded $239.6 million of the $283.6 million compensation expense related to the October 1999 Seagate Technology Exchange of Shares and an offsetting $239.6 million was recorded as a capital contribution from Seagate Technology . In addition, the $2.1 million of employer portion of payroll taxes paid related to Crystal Decisions employees and therefore the amount was recorded as an expense for the nine months ended March 31, 2000.

   In addition, $877,000 of legal and accounting costs were incurred by Crystal Decisions in connection with the recapitalization and reorganization of Crystal Decisions, all of which were recorded in the nine months ended March 31, 2000.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

   The following table summarizes the components of the unusual items expense for the nine months ended March 31, 2000 reported by Seagate Technology that are attributable to the employees of Crystal Decisions:

                                          As reported by   Allocated to Crystal
                                        Seagate Technology      Decisions
                                        ------------------ --------------------
Compensation expense associated with
 the exchange of Seagate Software
 Holdings common stock for Seagate
 Technology common stock...............      $283,619            $239,574
Employer portion of payroll taxes......         2,118               2,118
Transaction costs......................           877                 877
                                             --------            --------
  Total Unusual items..................      $286,614            $242,569
                                             ========            ========

Note 6. Restructuring Costs

   During the nine months ended March 30, 2001, Crystal Decisions incurred $573,000 of restructuring charges. The charges relate to the closure of eight offices in Europe and are part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer office locations. The charges primarily consisted of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At March 30, 2001, $300,000 was included in accrued expenses and is expected to be paid in the year ending June 29, 2001.

   During the nine months ended March 31, 2000, Crystal Decisions incurred $1.3 million of restructuring charges for termination of excess personnel as Crystal Decisions realigned its resources to better manage and control its business. The charges resulted from a company-wide restructuring plan announced in October 1999 and were comprised of charges of severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000.

   The restructuring events described above were independent of each other.

Note 7. Related Party Transactions

   During the nine months ended March 30, 2001, Crystal Decisions signed a software license agreement with Seagate Technology in the amount of $1.7 million for the use of the Company's business intelligence software and maintenance and support services. As of March 30, 2001, there were no outstanding amounts owed by Seagate Technology included in accounts receivable, although $272,000 of the $1.7 million is included as deferred revenue with the remaining portion having been recognized during the nine months ended March 30, 2001.

   Historically, Seagate Technology provided substantial services to Crystal Decisions under a General Services Agreement dated June 28, 1997. During the year, the General Services Agreement was replaced by a Corporate Services Agreement, a Payroll Services Agreement, and a Management Services Agreement, under substantially the same terms as the General Services Agreement. The term of the new agreements is three years with automatic successive renewal periods of one year. Upon the closing of the New SAC Transaction, these agreements were assumed by New SAC. The services provided under these agreements generally include general management, treasury, tax, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. Seagate Technology LLC charges Crystal Decisions for these services through corporate expense allocations. The amount of corporate expense allocations depends

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued) upon the total amount of allocable costs incurred by Seagate Technology LLC on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology LLC's corporate marketing and general and administrative departmental managers. Management believes that the allocation method applied to the costs provided under these agreements is reasonable. Allocations charged to Crystal Decisions general and administrative expenses were $489,000 and $164,437 for the quarters ended March 30, 2001 and March 31, 2000, respectively, and $788,000 and $493,311 for the nine months ended March 30, 2001 and March 31, 2000, respectively.

Note 8. Income Taxes

   The federal Tax Allocation Agreement that Crystal Decisions had with Seagate Technology was terminated on November 22, 2000, and the Company no longer files federal income tax returns on a consolidated basis with Seagate Technology. The Company may enter into a state tax allocation agreement with affiliates of New SAC, as applicable. Therefore, Seagate Technology will not benefit from nor will it reimburse Crystal Decisions pursuant to the Tax Allocation Agreement for federal tax losses that Crystal Decisions sustains subsequent to consummation of the New SAC Transaction. In prior periods, Crystal Decisions has received substantial cash payments from its tax losses utilized by Seagate Technology, which it has used to reduce its obligations to Seagate Technology under the Revolving Loan Agreement. As a result of the termination of the Tax Allocation Agreement, Crystal Decisions may not be able to convert any future tax losses into cash.

   Crystal Decisions recorded a tax provision of $1.5 million for the quarter ended March 30, 2001 compared to a tax benefit of $2.1 million for the quarter ended March 31, 2000. The tax provision for the quarter ended March 30, 2001 reflects increased taxable income in foreign jurisdictions which could not be offset by the tax benefits of domestic net operating losses. A valuation allowance has been provided against the deferred tax assets for such operating losses due to the uncertainty of their realizability. The tax benefit for the quarter ended March 31, 2000 reflects the benefits recorded during the period under the Tax Allocation Agreement that Crystal Decisions had with Seagate Technology.

   The income tax benefit recorded by the Company for the nine months ended March 30, 2001, of $1.0 million includes $4.0 million of tax benefits recorded pursuant to the Tax Allocation Agreement through November 22, 2000 offset by other income tax expenses. The effective tax rate used to record the income tax benefit for the quarter and nine months ended March 30, 2001 differs from the U.S. federal statutory rate primarily due to an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the Tax Allocation Agreement on November 22, 2000 and push down accounting charges that are nondeductible. The effective tax rate used to record the income tax benefit for the nine months ended March 31, 2000 was less than the U.S. federal statutory rate primarily due to nondeductible expenses incurred in foreign jurisdictions in connection with the October 1999 recapitalization and reorganization of Crystal Decisions, including the October 1999 Seagate Technology Exchange of Shares.

Note 9. Net Loss Per Share

   Prior to August 24, 1999, Crystal Decisions had no outstanding share capital. Crystal Decisions issued 1,000 shares of common stock to Seagate Technology for aggregate proceeds of $1,000 on August 24, 1999. On November 16, 1999, Seagate Software Holdings contributed the Information Management Group business' legal entities to Crystal Decisions in exchange for 75,000,000 shares of Crystal Decisions common stock. On November 22, 2000, and as part of the New SAC Transaction, New SAC, through Suez Software, acquired the

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued) 75,001,000 common shares of Crystal Decisions owned by Seagate Technology. Basic loss per common share has been computed using the weighted average number of shares of common stock outstanding during each of the periods presented, with the initial 1,000 and 75,000,000 shares being treated as outstanding for all reporting periods. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding during each of the periods presented assuming exercise of options to purchase common stock, with the initial 1,000 and 75,000,000 shares being treated as outstanding for all reporting periods. Options to purchase common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

   Below is a reconciliation of the numerator and denominator used to calculate net loss per share (in thousands, except share and per share data).

                                                         For the nine months
                             For the quarters ended             ended
                             ------------------------  ------------------------
                              March 30,    March 31,    March 30,    March 31,
                                2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
Basic net loss per share
 computation:
  Numerator:
    Net loss...............  $    (1,546) $    (1,103) $   (12,033) $  (218,990)
  Denominator:
    Weighted average number
     of common shares
     outstanding...........   75,314,983   75,001,537   75,208,923   75,000,177
Net loss per share--basic..  $     (0.02) $     (0.01) $     (0.16) $     (2.92)
                             ===========  ===========  ===========  ===========
Diluted net loss per share
 computation:
  Numerator:
    Net loss...............  $    (1,546) $    (1,103) $   (12,033) $  (218,990)
  Denominator:
    Weighted average number
     of common shares
     outstanding...........   75,314,983   75,001,537   75,208,923   75,000,177
Net loss per share--
 diluted...................  $     (0.02) $     (0.01) $     (0.16) $     (2.92)
                             ===========  ===========  ===========  ===========

   The total number of options outstanding were 10,687,004 and 6,452,980 at March 30, 2001 and March 31, 2000, respectively. During the quarter and nine months ended March 30, 2001, Crystal Decisions issued 91,560 and 373,330 shares of common stock respectively, upon the exercise of options granted under the 1999 Stock Option Plan.

Note 10. Comprehensive Income (Loss)

   Comprehensive loss includes net loss and other comprehensive income (loss), the latter being recorded directly as a separate component of stockholders' equity and excluded from net income (loss). The other comprehensive income
(loss) relates to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. A summary of comprehensive loss follows (in thousands):

                                       For the quarters      For the nine
                                             ended           months ended
                                      ------------------- -------------------
                                      March 30, March 31,  March    March 31,
                                        2001      2000    30, 2001    2000
                                      --------- --------- --------  ---------
Net loss.............................  $(1,546)  $(1,103) $(12,033) $(218,990)
Foreign currency translation
 adjustment..........................      226      (242)      300       (530)
                                       -------   -------  --------  ---------
  Comprehensive Loss.................  $(1,320)  $(1,345) $(11,733) $(219,520)
                                       =======   =======  ========  =========

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 11. Debt Guarantees and Pledge of Assets

 Senior Secured Credit Facility

   On the closing of the New SAC Transaction, New SAC entered into senior credit facilities with a syndicate of banks and other financial institutions. The senior credit facilities provide senior secured financing of up to $900 million, consisting of:

  . a $200 million revolving credit facility for general corporate purposes, with a sub-limit of $100 million for letters of credit, which will terminate in five years;

  . a $200 million term loan A facility with a maturity of five years; and

  . a $500 million term loan B facility with a maturity of six years.

   At the closing of the transaction, New SAC did not borrow under the revolving credit facility. At March 30, 2001, approximately $147 million of the revolving credit facility was available because approximately $53 million of existing letters of credit were outstanding and reduced availability under it. New SAC drew the full amount of the term loan A facility and the term loan B facility on the closing of the transaction to finance the acquisition of Seagate Technology's operating assets, including Crystal Decisions.

   The $700 million of outstanding loans under the term loan A and B facilities are repayable in semi-annual payments due as follows (in thousands).

      Fiscal
      ------
      2001............................................................. $  5,000
      2002.............................................................   22,500
      2003.............................................................   40,000
      2004.............................................................   50,000
      2005.............................................................   60,000
      thereafter.......................................................  522,500
                                                                        --------
        Total.......................................................... $700,000
                                                                        ========

   As of March 30, 2001, the outstanding loan balance under the term loan A and B facilities was $695 million as a result of a debt repayment of $5 million in the quarter ended March 30, 2001.

   The loans bear interest at variable rates dependent upon market interest rates and the nature of the borrowings, as well as the consolidated financial position of New SAC at applicable measurement dates. The average interest rates being charged under these borrowings from the date of the New SAC Transaction ranged from 7.75% (LIBOR plus 2.5%) to 9.6875% (LIBOR plus 3%).

   New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis under the senior credit facilities. In addition, the majority of New SAC's and certain of its subsidiaries' assets, including certain of Crystal Decisions' assets and its capital stock, have been pledged against the debt under this credit agreement. New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain covenants under the loan agreements including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Crystal Decisions, as part of the consolidated group, is subject to certain financial covenants which are assessed on the consolidated operating results and financial position of New SAC and its subsidiaries.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

   The credit agreement provides for the release of Crystal Decisions from its guarantee obligations, and asset pledge upon an approved transfer or sale of Crystal Decisions' common stock, or an initial public offering of at least 10%, on a fully diluted basis, of Crystal Decisions' voting common stock.

 Senior Subordinated Notes

   In connection with the closing and financing of the New SAC Transaction, Seagate Technology International, which is a subsidiary of New SAC, issued unsecured senior subordinated notes under an Indenture Agreement dated November 22, 2000, at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. The notes mature on November 15, 2007 and bear interest payable semi-annually at a rate of 12.5% per annum. New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis, of the notes. In addition, New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain restrictive covenants under the terms of these notes including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Crystal Decisions may be released from its guarantee obligation if there are certain sales of its capital stock, including an initial public offering, but would remain subject to the restrictive covenants of the Indenture until Crystal Decisions and its subsidiaries are no longer subsidiaries of New SAC or are deemed no longer to be subject to the restrictive covenants.

   New SAC will not require Crystal Decisions' cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. The Company believes that none of the guarantees or pledges of assets under the senior credit facilities or the guarantees under the Indenture are likely to be invoked.

Condensed Consolidating Financial Information

   Crystal Decisions is a non-wholly owned subsidiary of New SAC. The senior subordinated notes are guaranteed by certain of the Crystal Decisions' world-wide subsidiaries.

   The following tables present guarantor and non-guarantor consolidating condensed financial information for Crystal Decisions' subsidiaries, at March 30, 2001 and June 30, 2000, and the consolidating condensed results of its operations and its cash flows for the quarter and nine months ended months ended March 30, 2001 and March 31, 2000. The information is based on the guarantor and non-guarantor classification of Crystal Decisions' subsidiaries under the current provisions of the senior subordinating notes.

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                                 MARCH 30, 2001
                                 (In thousands)

                                               Non-    Elimination    Total
                                   Guarantor guarantor   Entries   Consolidated
                                   --------- --------- ----------- ------------
              ASSETS
              ------
Current assets:
  Cash............................  $ 2,818   $ 2,588   $    --      $ 5,406
  Loan receivable from Seagate
   Technology LLC.................   30,101       --         --       30,101
  Accounts receivable, net........   25,492     1,888                 27,380
  Intercompany accounts
   receivable, net................    3,476     6,318     (9,794)        --
  Deferred income taxes...........      (17)       17        --          --
  Income taxes receivable.........      781       --        (620)        161
  Inventories.....................      814       --         --          814
  Other current assets............    2,643       715        --        3,358
                                    -------   -------   --------     -------
    Total current assets..........   66,108    11,526    (10,414)     67,220
Capital assets, net...............    9,283        63        --        9,346
Goodwill and other intangibles,
 net..............................   19,828       --         --       19,828
Investments in non-guarantor
 subsidiaries.....................    2,154       --      (2,154)        --
                                    -------   -------   --------     -------
    Total assets..................  $97,373   $11,589   $(12,568)    $96,394
                                    =======   =======   ========     =======
           LIABILITIES
           -----------
Current liabilities:
  Accounts payable................  $11,550   $   384   $    --      $11,934
  Intercompany accounts payable,
   net............................    6,318     3,476     (9,794)        --
  Accrued employee compensation...    9,265       924        --       10,189
  Accrued expenses................    9,096     2,065        --       11,161
  Deferred revenue................   23,539     1,963        --       25,502
  Accrued income taxes............      --        620       (620)        --
                                    -------   -------   --------     -------
    Total current liabilities.....   59,768     9,432    (10,414)     58,786
Deferred income taxes.............    2,396         3        --        2,399
                                    -------   -------   --------     -------
    Total liabilities.............   62,164     9,435    (10,414)     61,185

       STOCKHOLDERS' EQUITY
       --------------------
    Total Stockholders' Equity....   35,209     2,154     (2,154)     35,209
                                    -------   -------   --------     -------
    Total liabilities and
     stockholders' equity.........  $97,373   $11,589   $(12,568)    $96,394
                                    =======   =======   ========     =======

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                                 JUNE 30, 2000
                                 (In thousands)

                                               Non-    Elimination    Total
                                   Guarantor guarantor   Entries   Consolidated
                                   --------- --------- ----------- ------------
              ASSETS
              ------
Current assets:
  Cash............................  $   844   $ 2,777   $    --      $ 3,621
  Loan receivable from Seagate
   Technology LLC.................   25,681       --         --       25,681
  Accounts receivable, net........   14,703     1,875        --       16,578
  Intercompany accounts
   receivable, net................    9,438    10,763    (20,201)        --
  Income taxes receivable.........    6,707       --        (636)      6,071
  Inventories.....................      674       --         --          674
  Other current assets............    1,832     2,189        --        4,021
                                    -------   -------   --------     -------
    Total current assets..........   59,879    17,604    (20,837)     56,646
  Capital assets, net.............    9,095       253        --        9,348
  Goodwill and other intangibles,
   net............................    5,286       --         --        5,286
  Investments in non-guarantor
   subsidiaries...................    1,436       --      (1,436)        --
                                    -------   -------   --------     -------
    Total assets..................  $75,696   $17,857   $(22,273)    $71,280
                                    =======   =======   ========     =======

           LIABILITIES
           -----------
Current liabilities:
  Accounts payable................  $ 9,914   $   276   $    --      $10,190
  Intercompany accounts payable,
   net............................   10,763     9,438    (20,201)        --
  Accrued employee compensation...    5,239       765        --        6,004
  Accrued expenses................    8,279     3,818        --       12,097
  Deferred revenue................   18,038     1,457        --       19,495
  Deferred income taxes...........      --         63        (63)        --
  Accrued income taxes............      --        573       (573)        --
                                    -------   -------   --------     -------
    Total current liabilities.....   52,233    16,390    (20,837)     47,786
Deferred income taxes.............      350        31        --          381
                                    -------   -------   --------     -------
    Total liabilities.............   52,583    16,421    (20,837)     48,167

       STOCKHOLDERS' EQUITY
       --------------------
    Total Stockholders' equity....   23,113     1,436     (1,436)     23,113
                                    -------   -------   --------     -------
    Total liabilities and
     stockholders' equity.........  $75,696   $17,857   $(22,273)    $71,280
                                    =======   =======   ========     =======

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            CRYSTAL DECISIONS, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 30, 2001
                                 (In thousands)

                                               Non-    Elimination    Total
                                   Guarantor guarantor   Entries   Consolidated
                                   --------- --------- ----------- ------------
Revenues:
  Licensing.......................  $26,491   $1,535      $ --       $28,026
  Maintenance, support and
   services.......................   13,778    1,790        --        15,568
                                    -------   ------      -----      -------
    Total revenues................   40,269    3,325        --        43,594
    Total cost of revenues........   11,954      720        --        12,674
                                    -------   ------      -----      -------
Gross profit......................   28,315    2,605        --        30,920
Operating expenses:
  Sales and marketing.............   16,540    2,205        --        18,745
  Research and development........    7,511      106        --         7,617
  General and administrative......    4,341       63        --         4,404
  Amortization of goodwill and
   other intangibles..............      589      --         --           589
                                    -------   ------      -----      -------
    Total operating expenses......   28,981    2,374        --        31,355
                                    -------   ------      -----      -------
Income/(loss) from operations.....     (666)     231        --          (435)
  Net interest and related........      657     (282)       --           375
  Intercompany charges, net.......     (279)     279        --           --
  Equity investment income........      306      --        (306)         --
                                    -------   ------      -----      -------
Income/(loss) before income
 taxes............................       18      228       (306)         (60)
Benefit from (provision for)
 income taxes.....................   (1,564)      78        --        (1,486)
                                    -------   ------      -----      -------
Net income (loss).................  $(1,546)  $  306      $(306)     $(1,546)
                                    =======   ======      =====      =======

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 30, 2001
                                 (In thousands)

                                                Non-    Elimination    Total
                                   Guarantor  guarantor   Entries   Consolidated
                                   ---------  --------- ----------- ------------
Revenues:
  Licensing....................... $ 73,070    $3,493      $ --       $ 76,563
  Maintenance, support and
   services.......................   38,785     5,295        --         44,080
                                   --------    ------      -----      --------
    Total revenues................  111,855     8,788        --        120,643
    Total cost of revenues........   33,176     2,166        --         35,342
                                   --------    ------      -----      --------
Gross profit......................   78,679     6,622        --         85,301
Operating expenses:
  Sales and marketing.............   46,686     6,935        --         53,621
  Research and development........   21,167       236        --         21,403
  General and administrative......   13,100       793        --         13,893
  Amortization of goodwill and
   other intangibles..............    1,434       --         --          1,434
  Write-off of in-process R&D.....    7,073       --         --          7,073
  Unusual items...................    1,851       --         --          1,851
  Restructuring costs.............      --        573        --            573
                                   --------    ------      -----      --------
    Total operating expenses......   91,311     8,537        --         99,848
                                   --------    ------      -----      --------
Income/(loss) from operations.....  (12,632)   (1,915)       --        (14,547)
  Net interest and related........    1,430        64        --          1,494
  Intercompany charges, net.......   (3,072)    3,072        --            --
  Equity investment income........      986       --        (986)          --
                                   --------    ------      -----      --------
Income/(loss) before income
 taxes............................  (13,288)    1,221       (986)      (13,053)
Benefit from (provision for)
 income taxes.....................    1,255      (235)       --          1,020
                                   --------    ------      -----      --------
Net income (loss)................. $(12,033)   $  986      $(986)     $(12,033)
                                   ========    ======      =====      ========

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (In thousands)

                                               Non-    Elimination    Total
                                   Guarantor guarantor   Entries   Consolidated
                                   --------- --------- ----------- ------------
Revenues:
  Licensing.......................  $21,029   $1,290      $--        $22,319
  Maintenance, support and
   services.......................   10,330    1,738       --         12,068
                                    -------   ------      ----       -------
    Total revenues................   31,359    3,028       --         34,387
    Total cost of revenues........    9,598      922       --         10,520
                                    -------   ------      ----       -------
Gross profit......................   21,761    2,106       --         23,867
Operating expenses:
  Sales and marketing.............   11,751    2,708       --         14,459
  Research and development........    6,917       --       --          6,917
  General and administrative......    4,873      596       --          5,469
  Amortization of goodwill and
   other intangibles..............      519      --        --            519
                                    -------   ------      ----       -------
    Total operating expenses......   24,060    3,304       --         27,364
                                    -------   ------      ----       -------
Income/(loss) from operations.....   (2,299)  (1,198)      --         (3,497)
  Net interest and related........      236       79       --            315
  Intercompany charges, net.......     (560)     560       --            --
  Equity investment income
   (loss).........................     (726)     --        726           --
                                    -------   ------      ----       -------
Income/(loss) before income
 taxes............................   (3,349)    (559)      726        (3,182)
Benefit from (provision for)
 income taxes.....................    2,246     (167)       --         2,079
                                    -------   ------      ----       -------
Net loss..........................  $(1,103)  $ (726)     $726       $(1,103)
                                    =======   ======      ====       =======

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            CRYSTAL DECISIONS, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In thousands)

                                               Non-     Elimination    Total
                                  Guarantor  guarantor    Entries   Consolidated
                                  ---------  ---------  ----------- ------------
Revenues:
  Licensing...................... $  49,890  $  3,820     $   --     $  53,710
  Maintenance, support and
   services......................    32,010     6,842         --        38,852
                                  ---------  --------     -------    ---------
    Total revenues...............    81,900    10,662         --        92,562
    Total cost of revenues.......    30,036     2,995         --        33,031
                                  ---------  --------     -------    ---------
Gross profit.....................    51,864     7,667         --        59,531
Operating expenses:
  Sales and marketing............    37,407     9,479         --        46,886
  Research and development.......    19,758       --          --        19,758
  General and administrative.....    14,464     1,015         --        15,479
  Amortization of goodwill and
   other intangibles.............     2,521       --          --         2,521
  Unusual items..................   221,601    20,968         --       242,569
  Restructuring costs............       815       486         --         1,301
                                  ---------  --------     -------    ---------
    Total operating expenses.....   296,566    31,948         --       328,514
                                  ---------  --------     -------    ---------
Income/(loss) from operations....  (244,702)  (24,281)        --      (268,983)
  Net interest and related.......    (1,071)      105         --          (966)
  Intercompany charges, net......    (3,252)    3,252         --           --
  Equity investment income
   (loss)........................   (21,189)      --       21,189          --
                                  ---------  --------     -------    ---------
Income/(loss) before income
 taxes...........................  (270,214)  (20,924)     21,189     (269,949)
Benefit from (provision for)
 income taxes....................    51,224      (265)        --        50,959
                                  ---------  --------     -------    ---------
Net loss......................... $(218,990) $(21,189)    $21,189    $(218,990)
                                  =========  ========     =======    =========

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 30, 2001
                                 (In thousands)

                                              Non-    Elimination    Total
                                 Guarantor  guarantor   Entries   Consolidated
                                 ---------  --------- ----------- ------------
Net cash provided by (used in)
 operating activities........... $   8,267   $  111      $ --      $   8,378
Investing activities
Acquisition of capital assets,
 net............................    (7,188)     --         --         (7,188)
                                 ---------   ------      -----     ---------
  Net cash (used in) investing
   activities...................    (7,188)     --         --         (7,188)
Financing activities
Issuance of common stock and
 common stock subject to
 repurchase.....................     1,493      --         --          1,493
Borrowings from Seagate
 Technology LLC.................   109,202      --         --        109,202
Payment to Seagate Technology
 LLC............................  (109,650)     --         --       (109,650)
                                 ---------   ------      -----     ---------
  Net cash provided by (used in)
   financing activities.........     1,045      --         --          1,045
Effect of exchange rate changes
 on cash........................      (150)    (300)       --           (450)
                                 ---------   ------      -----     ---------
Increase (decrease) in cash.....     1,974     (189)       --          1,785
Cash at the beginning of the
 period.........................       844    2,777        --          3,621
                                 ---------   ------      -----     ---------
Cash at the end of the period... $   2,818   $2,588      $ --      $   5,406
                                 =========   ======      =====     =========

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (In thousands)

                                               Non-    Elimination    Total
                                  Guarantor  guarantor   Entries   Consolidated
                                  ---------  --------- ----------- ------------
Net cash provided by (used in)
 operating activities............ $ (21,189)  $  575      $ --      $ (20,614)
Investing activities
Acquisition of capital assets,
 net.............................    (1,805)    (101)       --         (1,906)
                                  ---------   ------      -----     ---------
  Net cash (used in) investing
   activities....................    (1,805)    (101)       --         (1,906)
Financing activities
Issuance of common stock ........         5      --         --              5
Borrowings from Seagate
 Technology LLC..................   136,839      --         --        136,839
Payment to Seagate Technology
 LLC.............................  (116,889)     --         --       (116,889)
                                  ---------   ------      -----     ---------
  Net cash provided by (used in)
   financing activities..........    19,955      --         --         19,955
Effect of exchange rate changes
 on cash.........................       (90)     525        --            435
                                  ---------   ------      -----     ---------
Increase (decrease) in cash......    (3,129)     999        --         (2,130)
Cash at the beginning of the
 period..........................     4,896    2,523        --          7,419
                                  ---------   ------      -----     ---------
Cash at the end of the period.... $   1,767   $3,522      $ --      $   5,289
                                  =========   ======      =====     =========

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 12. Common Stock Eligible for Repurchase

   As of March 30, 2001, employees and directors of Crystal Decisions exercised a combined total of 374,380 options to purchase common stock under the 1999 Stock Option Plan. Under the provisions of the stock option plan, certain employees and directors have filed an 83(b) election with the Internal Revenue Service to accelerate the exercise of certain of their options to purchase common stock. At the option of Crystal Decisions and within 30 days of termination of these individuals, the unvested shares deemed to be exercised under this election may be repurchased at the original purchase price. As of March 30, 2001, there were 144,772 unvested shares which could become subject to repurchase with a balance and a repurchase price of $579,088.

Note 13. Business Segment and Geographic Information

   Crystal Decisions operates in a single industry segment, information infrastructure software. Crystal Decisions' products and services are sold worldwide, through direct, OEM and distributor channels. Within the segment, the chief operating decision maker, Crystal Decisions' chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by product channels.

   Product and services revenues (in thousands):

                                               For the          For the nine
                                           quarters ended       months ended
                                         ------------------- ------------------
                                         March 30, March 31,  March   March 31,
                                           2001      2000    30, 2001   2000
                                         --------- --------- -------- ---------
Licensing ..............................  $28,026   $22,319  $ 76,563  $53,710
Maintenance, support and services ......   15,568    12,068    44,080   38,852
                                          -------   -------  --------  -------
  Total revenues........................  $43,594   $34,387  $120,643  $92,562
                                          =======   =======  ========  =======

   Geographic revenues (in thousands) (1), (2):

                                               For the          For the nine
                                           quarters ended       months ended
                                         ------------------- ------------------
                                         March 30, March 31,  March   March 31,
                                           2001      2000    30, 2001   2000
                                         --------- --------- -------- ---------
United States...........................  $27,108   $22,861  $ 81,027  $60,123
Europe..................................    8,911     7,261    23,121   21,326
Other...................................    7,575     4,265    16,495   11,113
                                          -------   -------  --------  -------
  Total revenues........................  $43,594   $34,387  $120,643  $92,562
                                          =======   =======  ========  =======

   Channel revenues (in thousands):

                                               For the          For the nine
                                           quarters ended       months ended
                                         ------------------- ------------------
                                         March 30, March 31,  March   March 31,
                                           2001      2000    30, 2001   2000
                                         --------- --------- -------- ---------
Direct..................................  $27,821   $19,446  $ 75,076  $56,761
Distribution............................   13,419    11,841    38,115   27,974
OEM.....................................    2,354     3,100     7,452    7,827
                                          -------   -------  --------  -------
  Total revenues........................  $43,594   $34,387  $120,643  $92,562
                                          =======   =======  ========  =======

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued)

   Long-lived tangible and intangible assets (in thousands):

                                                                         June
                                                              March 30,   30,
                                                                2001     2000
                                                              --------- -------
United States................................................  $13,448  $ 6,154
Canada.......................................................   13,379    7,254
Other........................................................    2,347    1,226
                                                               -------  -------
  Total long-lived tangible and intangible assets............  $29,174  $14,634
                                                               =======  =======

   Reconciliation of total assets (in thousands):

                                                                         June
                                                              March 30,   30,
                                                                2001     2000
                                                              --------- -------
Total long-lived tangible and intangible assets..............  $29,174  $14,634
Other assets, including current..............................   67,220   56,646
                                                               -------  -------
  Total assets...............................................  $96,394  $71,280
                                                               =======  =======

(1) Revenues are attributed to geographic regions based on the location of the customer.
(2) Europe includes South Africa and the Middle East.

   Overall, Crystal Decisions' customer base is diverse however, a third-party customer, Ingram Micro Inc. ("Ingram"), represented 14% of revenues or $5.9 million and 21% of revenues or $7.1 million for the quarters ended March 30, 2001 and March 31, 2000, respectively. Ingram represented 19% of revenues or $22.4 million and 20% of revenues or $18.1 million for the nine months ended March 30, 2001 and March 31, 2000, respectively.

Note 14. New Accounting Pronouncements

   In March 2001, the Derivative Implementation Group issued Statement 133 Implementation Issue No. C11, "Scope Exceptions: Interpretation of Clearly and Closely Related in Contracts that Qualify for the Normal Purchases and Normal Sales Exception" that requires adoption of this pronouncement for quarters commencing after the issue date. Crystal Decisions is currently still assessing the impact of the pronouncement on its consolidated results of operations, financial position and cash flows.

Note 15. Comparative Figures

   Certain comparative figures have been reclassified to conform to the basis of presentation adopted in fiscal 2001.

Note 16. Litigation

   On November 10, 1997, Vedatech commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of Crystal Decisions' products and is seeking monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. Crystal Decisions has filed a counterclaim against Vedatech to recover amounts collected by Vedatech on behalf of Crystal Decisions (UK)

         CRYSTAL DECISIONS, INC. (FORMERLY SEAGATE SOFTWARE INFORMATION
                        MANAGEMENT GROUP HOLDINGS, INC.)

 NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS--(Continued) Limited but not paid over to Crystal Decisions (UK) Limited. No specific damage amount has yet been claimed by Vedatech with the exception of $240,000 (26.0 million Yen) for unpaid invoices in connection with the quantum meruit claim. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Crystal Decisions has hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Crystal Decisions (UK) Limited has deposited with the court an amount equal to $200,000 in relation to the quantum meruit claim. Discovery is ongoing, and the court has granted Vedatech's request to delay commencement of trial until February of 2002. With the exception of the quantum meruit claim, Crystal Decisions believes the complaint has no merit, and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse affect on Crystal Decisions' liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

   In addition to the foregoing, Crystal Decisions is subject to other litigation in the ordinary course of our business. While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on Crystal Decisions, the outcome of these matters is not determinable and negative outcomes may adversely affect Crystal Decisions' financial position, liquidity, or results of operations.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the historical financial statements and the notes hereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10-12G/A as filed with the Securities and Exchange Commission ("SEC") on January 31, 2001.

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

   We derive revenues from the sale of licenses for our software products and from services that support our products such as technical support, training, consulting and maintenance.

   As of November 22, 2000, we became a majority owned subsidiary of Seagate Software (Cayman) Holdings ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"), whose predecessor was Seagate Technology, Inc. ("Seagate Technology"). Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings" and formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology. Seagate Technology was a data technology company that provided products for storing, managing and accessing digital information on computer systems. The outstanding minority interests in our capital stock amounted to approximately 12.9% and 10.5% on a fully diluted basis as of March 30, 2001 and June 30, 2000, respectively. The minority interests consisted of our common stock and options to purchase our common stock issued pursuant to our 1999 and 2000 Stock Option Plans. The options to purchase our common stock are held by certain employees and directors of our Company, our subsidiaries, and our affiliated companies.

   We were incorporated in Delaware in August 1999. In February 2001, we relocated our headquarters and our new offices are located at 895 Emerson St., Palo Alto, California 94301 and our telephone number is (650) 473-3130.

   We changed our name to Crystal Decisions, Inc. from Seagate Software Information Management Group Holding, Inc. in March 2001.

   We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30.

Change in Control of Crystal Decisions, Inc.

   On November 22, 2000, Seagate Software Holdings, Seagate Technology and Suez Acquisition Company (Cayman) Limited ("Old SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, completed a stock purchase agreement (the "Stock Purchase Agreement"), and Seagate Technology and VERITAS Software Corporation ("VERITAS") completed an agreement and plan of merger and reorganization, or the Merger Agreement. Old SAC was a limited liability company organized under the laws of the Cayman Islands and formed solely for the purpose of entering into the Stock Purchase Agreement and related acquisitions. Old SAC assigned all of its rights under the stock purchase agreement to New SAC.

   As a result of the transaction, New SAC holds 99.5% and 99.6% of the outstanding capital stock of our company at March 30, 2001 and December 29, 2000, respectively. This transaction resulted in a change in control of our company. Suez Software did not purchase shares of Crystal Decisions' common stock that are outstanding as a result of the exercise of options to purchase these shares under our Company's 1999 and 2000 Stock Option Plans. Our company's minority stockholders continue to hold their interests in common stock. In addition, the outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans continue to remain outstanding.

   Under SEC rules and regulations, because more than 95% of our company was acquired and a change of ownership occurred, Crystal Decisions restated all its assets and liabilities as of November 22, 2000 on a push down accounting basis in the accompanying financial statements, presented as of March 30, 2001. Accordingly, results of operations prior to November 22, 2000 and the comparative information presented do not reflect these adjustments.

Sale of Seagate Technology

   Under the Stock Purchase Agreement, New SAC agreed to purchase for $1.840 billion cash, including transaction costs of $25 million, all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions, enterprise management software businesses and operations, including our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. In addition, New SAC acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

   Immediately following the consummation of the Stock Purchase Agreement under the terms of the Merger Agreement, VERITAS acquired Seagate Technology and a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, with Seagate Technology becoming a wholly owned subsidiary of VERITAS. This transaction is referred to as the Merger. VERITAS did not acquire Seagate Technology's disc drive business of any other Seagate Technology operating business, including us.

   As part of the New SAC Transaction, New SAC, Seagate Technology and we agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with the Company's operating assets. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including us, have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the New SAC Transaction and the Merger. In addition, a majority of our assets, along with certain other assets of Seagate Technology, are now pledged as a guarantee for debt issued to finance the New SAC Transaction.

   The federal tax allocation agreement we had with Seagate Technology was terminated on November 22, 2000, and we no longer file federal income tax returns on a consolidated basis with Seagate Technology. We may enter into a state tax allocation agreement with affiliates of New SAC, as applicable. Therefore, Seagate Technology will not benefit from nor will it reimburse us pursuant to the tax allocation agreement for federal tax losses that we sustain subsequent to consummation of the transaction. In prior periods, we have received substantial cash payments from the Company's tax losses utilized by Seagate Technology, which we have used to reduce our obligations to Seagate Technology under an intercompany revolving loan agreement. As a result of the termination of the federal tax allocation agreement, we may not be able to convert any future taxes losses into cash.

   We have borrowings available up to $60 million under a revolving loan with Seagate Technology LLC, which is a wholly owned subsidiary of New SAC, to fund a portion of our operating cash needs. The revolving loan agreement continues in effect subsequent to the closing of the New SAC Transaction on November 22, 2000 and expires on July 4, 2001, as discussed in the accompanying financial statements, presented as of March 30, 2001.

Results of Operations

 Allocation of Purchase Price to our Company Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase business transaction of Seagate Technology and resulted in a change in control of our company. Under purchase accounting rules, the net purchase price under this transaction has been allocated to the assets and liabilities of Seagate Technology and subsidiaries, including our company based on their estimated fair values at the date of the transaction. However, the estimated fair values of identifiable tangible and intangible assets and liabilities of Seagate Technology and subsidiaries at the date of the transaction were greater than the amount paid, resulting in negative goodwill. The negative goodwill has been allocated to the long-lived tangible and intangible assets, including our assets, on the basis of relative fair values. The fair values of tangible and intangible assets, including in-process research and development ("IPR&D"), have been determined based upon independent appraisals.

   The accounting for the purchase transaction has been "pushed down" to our Company's financial statements. Our March 30, 2001 consolidated and combined condensed financial statements reflect the historical results of operations and financial position up to the date of the transaction, November 22, 2000, the restatement of assets and liabilities at that date to reflect the pushed down purchase accounting adjustments, followed by the results of operations and financial position for the period from November 23, 2000 to March 30, 2001 reflecting the effects of restated balances from the date of the New SAC Transaction.

   As a result of the New SAC Transaction and the push down accounting, our results of operations following the New SAC Transaction, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to the New SAC Transaction.

   The following describes the impact of push down accounting on our results:

  . Revenue. Deferred revenue was revalued at the transaction date and reduced by $1.3 million. Consequently, revenues were lower by $0.6 million and $0.9 million, respectively during the quarter and nine months ended March 30, 2001 than what would have been recorded had the push down adjustments not been made.

  . Amortization and depreciation. As a result of the allocation of negative goodwill to our long-lived tangible assets, our capital assets were reduced by $4.3 million. Consequently, we recorded $587,000 and $792,000 less depreciation expense for the quarter and nine months ended March 30, 2001, respectively, than we would have had the push down adjustments not been made. In addition, we recorded additional amortization expense of approximately $1.4 million and $1.9 million, respectively during the quarter and nine months ended March 30, 2001 resulting from the recording of incremental fair value of intangibles in the push down adjustments.

  . In-process research and development. We wrote off IPR&D of $7.1 million as an expense during the nine months ended March 30, 2001.

  . Tax effects. The tax provision of $1.5 million for the quarter ended
    March 30, 2001 was decreased by approximately $120,000 relating to the reversal of a portion of the deferred tax liabilities recorded in connection with the push down adjustments. Similarly, the tax benefit of $1.0 million for the nine months ended March 30, 2001 was increased by approximately $160,000.

   The following table sets forth certain consolidated statement of operations data as a percent of total revenues for the period indicated:

                                        For the quarters   For the nine months
                                              ended               ended
                                       ------------------- -------------------
                                       March 30, March 31, March 30, March 31,
                                         2001      2000      2001      2000
                                       --------- --------- --------- ---------
   Revenues:
     Licensing........................    64%       65%       63%       58%
     Maintenance, support and
      service.........................    36%       35%       37%       42%
                                         ----      ----      ----      ----
       Total revenues ................   100%      100%      100%      100%
                                         ----      ----      ----      ----
   Cost of revenues
     Licensing........................     4%        4%        3%        3%
     Maintenance, support and
      services........................    22%       27%       25%       33%
     Amortization of developed
      technologies....................     3%        0%        1%        0%
                                         ----      ----      ----      ----
       Total cost of revenues ........    29%       31%       29%       36%
                                         ----      ----      ----      ----
   Gross profit margin................    71%       69%       71%       64%
   Operating expenses:
     Sales and marketing..............    43%       42%       44%       51%
     Research and development.........    18%       20%       18%       21%
     General and administrative.......    10%       16%       12%       17%
     Amortization of goodwill and
      intangibles.....................     1%        2%        1%        3%
     Unusual items....................     0%        0%        2%      262%
     Write-off of in-process research
      and development.................     0%        0%        6%        0%
     Restructuring costs..............     0%        0%        0%        1%
                                         ----      ----      ----      ----
       Total operating expenses ......    72%       80%       83%      355%
                                         ====      ====      ====      ====

 Revenues

   Total revenues increased 27% from $34.4 million for the quarter ended March 31, 2000 to $43.6 million for the quarter ended March 30, 2001. Total revenues increased 30% from $92.6 million for the nine months ended March 31, 2000 to $120.6 million for the nine months ended March 30, 2001. The increase in total revenues was primarily attributable to the rebuilding of our sales force since a turnover of the sales force and certain management positions in October 1999 and an increase in productivity of our sales force. While we expect to continue to maintain and increase our sales productivity in the long-term, a potential slowdown in the economy may result in a decline in information technology spending by our existing and prospective customers in the near future. As a result, we may not be able to maintain the revenue growth rates we have achieved over the past year.

   During the quarter ended March 30, 2001 and the quarter ended March 31, 2000, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for more than 10% of the consolidated revenues for a total of $5.9 million and $7.1 million, respectively. During the nine months ended March 30, 2001 and March 31, 2000, revenues from Ingram accounted for more than 10% of the consolidated revenue for a total of $22.4 million and $18.1 million, respectively.

   Licensing revenues. Licensing revenues consist of license fees for our products. Licensing revenues increased 26% from $22.3 million for the quarter ended March 31, 2000 to $28.0 million for the quarter ended March 30, 2001. Licensing revenues increased 43% from $53.7 million for the nine months ended March 31, 2000 to $76.6 million for the nine months ended March 30, 2001. The increase in licensing revenues was primarily attributable to increased productivity of our sales force and an overall increase in our direct sales force, resulting in an increase in our customer base, as well as additional sales to our existing customers.

   Maintenance, support and services revenues. Our maintenance, support and services revenues were comprised of revenues from technical support, training activities, consulting services and maintenance related to licenses of our products. Maintenance, support and services revenues increased 29% from $12.1 million for the quarter ended March 31, 2000 to $15.6 million for the quarter ended March 30, 2001. Maintenance, support and services revenues increased 13% from $38.9 million for the nine months ended March 31, 2000 to $44.1 million for the nine months ended March 30, 2001. The increase in maintenance, support and services revenues was attributable to the higher cumulative installed customer base, which resulted in increased sales of maintenance agreements and training and consulting services.

   Revenues by geographic location were as follows (in thousands):

                                           For the quarters      For the nine
                                                 ended           months ended
                                          ------------------- ------------------
                                          March 30, March 31,  March   March 31,
                                            2001      2000    30, 2001   2000
                                          --------- --------- -------- ---------
   United States.........................  $27,108   $22,861  $ 81,027  $60,123
   Europe................................    8,911     7,261    23,121   21,326
   Other.................................    7,575     4,265    16,495   11,113
                                           -------   -------  --------  -------
     Total revenues......................  $43,594   $34,387  $120,643  $92,562
                                           =======   =======  ========  =======

   Revenues from sales in Europe and other regions outside of the United States represented 38% and 34% of total revenues for the quarters ended March 30, 2001 and March 31, 2000, respectively and 33% and 35% of total revenues for the nine month period ended March 30, 2001 and March 31, 2000, respectively. Combined revenues from sales in Europe and other regions outside the United States increased by 43% from $11.5 million for the quarter ended March 31, 2000 to $16.5 million for the quarter ended March 30, 2001 and by 22% from $32.4 million for the nine months ended March 31, 2000 to $39.6 million for the nine months ended March 30, 2001. The increase in sales from Europe and other regions outside the United States was primarily attributable to the expansion of our customer base and sales channels and an increase in our direct sales force and their productivity in these regions. Our operating results from Europe and other regions are impacted by seasonal reductions in business activity in the summer months, however, to date the impact has not been material.

   A majority of our revenues are denominated in US dollars, the currency in which we report our operating results. We also collect a portion of our revenues in currencies other than the US dollar such as Canadian Dollars, British Pounds Sterling, German Marks, French Francs, Australian Dollars and Japanese Yen. We expect a portion of our revenues to be denominated and collected in the Single European Currency ("Euro") in the future. For the quarter and nine months ended March 30, 2001, approximately 4% of our revenues were denominated and collected in currencies that will be denominated and collected in the Euro. To date, the foreign exchange gains and losses on transactions and revenues reported by those subsidiaries to be denominated in the Euro have not been significant nor have any costs related to the Euro conversion. Translation adjustments from consolidation of such foreign operations are presented within comprehensive income (loss).

 Cost of Revenues

   Cost of revenues increased 20% to $12.7 million, or 29% of total revenues for the quarter ended March 30, 2001, from $10.5 million, or 31% of total revenues for the quarter ended March 31, 2000. Cost of revenues increased 7% to $35.3 million, or 29% of total revenues, for the nine months ended March 30, 2001 from $33.0 million, or 36% of total revenues, for the nine months ended March 31, 2000. The dollar increase in cost of revenues is primarily attributable to a $1.2 million and $1.6 million increase in the amortization of developed technologies as a result of push down accounting for the quarter and nine months ended March 30, 2001, respectively. Excluding the effect of the increase in amortization of developed technologies, the cost of revenues was relatively unchanged. This is largely attributable to a corporate-wide initiative to manage costs, while supporting revenue growth.

   Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, packaging and distribution of software, related fulfillment personnel and third party royalties. Cost of licensing revenues increased 29% to $1.6 million, or 6% of licensing revenues for the quarter ended March 30, 2001 from $1.3 million, or 6% of licensing revenues for the quarter ended March 31, 2000. Cost of licensing revenues increased by 34% to $3.8 million, or 5% of licensing revenues for the nine months ended March 30, 2001 from $2.9 million, or 5% of licensing revenues for the nine months ended March 31, 2000. The increase in cost of licensing revenues in dollars was due primarily to the increased volume of shipments during the applicable periods. We expect cost of licensing revenues to increase in absolute dollars and as a percentage of revenues in future periods in absolute dollars, and to vary as a percentage of revenues from licensing revenues because of cost incurred with new product releases, increased order fulfillment costs, and new packaging of our products and printing costs associated with revised documentation materials.

   Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for technical support, training, consulting, maintenance services and the cost of materials delivered with enhancement releases. Cost of maintenance, support and services revenues increased by 6% to $9.8 million, or 63% of maintenance, support and services revenues, for the quarter ended March 30, 2001 from $9.2 million, or 76% of maintenance, support and services revenues, for the quarter ended March 31, 2000. Cost of maintenance, support and services revenues decreased by 1% to $29.7 million, or 67% of maintenance, support and services revenues, for the nine months ended March 30, 2001 from $30.0 million, or 77% of maintenance, support and services revenues for the nine months ended March 31, 2000. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues is primarily attributable to an increased use of company personnel rather than sub-contracted consultants to perform our services and more efficient delivery of some of our support services. Cost of maintenance, support and services revenues may vary between periods because of the mix of services we provide and the extent to which we use outside consultants to assist us.

   Amortization of Developed Technologies. Amortization of developed technologies increased by $1.2 million to $1.3 million, or 3% of total revenues, for the quarter ended March 30, 2001 from $53,000 for the quarter ended March 31, 2000. Amortization of developed technologies increased by $1.6 million to $1.8 million, or 1% of total revenues for the nine months ended March 30, 2001 from $146,000 for the nine months ended March 31, 2000. The increase in amortization of developed technologies is attributable to the push down of the net fair value of our intangibles assets of $29.4 million acquired by New SAC on November 22, 2000, which included $15.2 million related to developed technology. Effective November 23, 2000, we began amortizing developed technology over three years.

 Gross Margins

   Our gross margins as a percentage of revenue have increased from 69% and 64% for the quarter and nine months ended March 31, 2000, respectively to 71% for each of the quarter and nine months ended March 30, 2001, respectively. The increase in our gross margin is primarily attributable to the low total dollar cost of licensing revenues relative to total dollar amount of licensing revenues. Therefore, while cost of licensing revenues generally increase by the same magnitude as licensing revenues, the absolute dollar increase in cost of licensing is lower, resulting in improved gross margins. In addition, we have grown our maintenance, support and services revenues at a greater rate from the cost of maintenance, support and services, resulting in improved gross margins.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities and related facilities and other costs. Sales and marketing expenses increased 30% to $18.7 million, or 43% of total revenues, for the quarter ended March 30, 2001 from $14.5 million, or 42% of total revenues for the quarter ended March 31, 2000. Sales and marketing expenses increased 14% to $53.6 million, or 44% of total revenues, for the nine months ended March 30, 2001 from $46.9 million, or 51% for the quarter ended March 31, 2000. The dollar increase in sales and marketing expenses was primarily due to the expansion of our sales force during the respective periods. In addition, there was an increase in marketing expenses during the quarter ended March 30, 2001 related to promoting product releases during the quarter and changing the company name from Seagate Software Information Management Group Holdings, Inc. to Crystal Decisions, Inc. The decrease as a percentage of revenues for the nine months ended March 30, 2001 was primarily attributable to the increase in productivity of our sales force and the resultant increase in revenues. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of revenues as we continue to increase our direct sales force and promote our products and services.

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 10% to $7.6 million, or 18% of total revenues, for the quarter ended March 30, 2001 from $6.9 million, or 20% of total revenues, for the quarter ended March 31, 2000. Research and development expenses increased 8% to $21.4 million, or 18% of total revenues, for the nine months ended March 30, 2001 from $19.8 million, or 21% of total revenues, for the nine months ended March 31, 2000. The increases in research and development expenses in absolute dollars were primarily due to increases in personnel and related expenses. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in our products.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, information systems and other administrative costs, including bad debt expenses. General and administrative expenses decreased 19% to $4.4 million, or 10% of total revenues for the quarter ended March 30, 2001 from $5.5 million, or 16% of total revenues for the quarter ended March 31, 2000. As a percent of total revenues, general and administrative expenses decreased 10% from $15.5 million for the nine months ended March 31, 2000 to $13.9 million for the nine months ended March 30, 2001. The decrease was primarily attributable to a decline in bad debt expense during the applicable periods because of a reduced accounts receivable balance and significantly improved days sales outstanding. This decline is partially offset by increases in personnel and other costs related to meeting our public reporting requirements. We expect general and administration expenses to vary in absolute dollars and as a percentage of revenues as we continue to develop our company.

   Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill increased 14% to $589,000 for the quarter ended March 30, 2001 from $519,000 for the quarter ended March 31, 2000. As a percent of total revenues, amortization of goodwill and other intangibles decreased to 1% for the quarter ended March 30, 2001 from 2% for the quarter ended March 31, 2000.

   The amortization of other intangibles for the quarter ended March 30, 2001 is attributable to the push down of the net fair value of other intangible assets of $29.4 million acquired by New SAC on November 22, 2000, which included $7.1 million related to other intangibles, being assembled workforce.

   Effective November 23, 2000, we began amortizing assembled workforce over 36 months. Amortization of goodwill and other intangibles prior to November 22, 2000 and included in the nine months ended March 30, 2001 and March 31, 2000 comprise the amortization of goodwill and other intangibles arising from push down accounting of goodwill and other intangibles as a result of prior share transactions between Seagate Software Holdings and Seagate Technology. These intangible assets were revalued as part of the New SAC Transaction.

   Restructuring Costs. There were no restructuring charges during the quarters ended March 30, 2001 and March 31, 2000. Restructuring costs were $573,000, representing less than 1% of total revenues, for the nine months ended March 30, 2001. The charges relate to the closure of eight offices in Europe and are part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer office locations. The charges were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. As at March 30, 2001, $300,000 was included in accrued expenses and is expected to be paid by the year ending June 29, 2001. Management believes this restructuring is not significant and it will not have a material impact on our future revenues, operating costs or operating results.

   Restructuring charges were $1.3 million, representing 1% of total revenues for the nine months ended March 31, 2000. The charges resulted from a company-wide restructuring plan announced in October 1999 to realign resources to better manage and control our business. The charges were comprised of severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000 and no amounts were outstanding as of June 30, 2000. Management believes there are no further restructuring liabilities related to this plan. In addition, we believe that the future benefit of this plan, while not quantifiable, is a more focused and productive company. Any benefits in the form of cost reductions because of reduced salaries were realized by the end of fiscal 2000 and are not expected to continue.

   Write-off of In-process Research and Development. As part of the push down of the purchase price allocation of the New SAC Transaction, the net fair value of IPR&D, as determined by an independent valuation, was $7.1 million. This amount, which is 6% of total revenues, was written off in the nine months ended March 30, 2001.

   As the basis for identifying the IPR&D, our developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Financial Accounting Standards Board ("FAS") Statement No. 2 and FAS Statement No. 86. This write-off of IPR&D during the nine months ended March 30, 2001 was necessary because the acquired technologies have not yet reached technological feasibility and have no future alternative uses.

   At the valuation date, we were in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70%, and 75% complete based on total man-hours and absolute time. We expect these three projects to be completed in fiscal 2002, at an estimated cost of $28 million. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We expect that the acquired IPR&D will be successfully developed, but we cannot ensure that commercial viability of these products will be achieved.

   The value of the purchased IPR&D for us was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.

   Unusual Items. There were no unusual items during the quarters ended March 30, 2001 and March 31, 2000. Unusual items for the nine months ended March 30, 2001 of $1.9 million, or 2% of total revenues, comprises the push down of compensation expense attributable to our employees arising from the acceleration and net exercise of Seagate Technology options held by our employees on November 22, 2000, the closing date of the New SAC Transaction. Unusual items for the nine months ended March 31, 2000 of $242.6 million, or 262% of total revenues, comprises the compensation expense and associated expenses attributable to our employees related to the October 1999 Seagate Technology Exchange of Shares.

   Interest and other income (expense), net. Interest and other income (expense), net consists of interest income, interest expense and net foreign currency exchange gains or losses. Interest and other income (expense), net increased by 19% to income of $375,000 for the quarter ended March 30, 2001 from $315,000 income for the quarter ended March 31, 2000. Interest and other income (expense), net increased 255% from $1.0 million expense for the nine months ended March 31, 2000 to $1.5 million income for the nine months ended March 30, 2001. Interest and other income (expense), net fluctuates on a year-to-year basis depending on fluctuations in Seagate Technology LLC's in-house portfolio rate, the LIBOR interest rate, our net outstanding loan balance from Seagate Technology LLC and for the net foreign currency gains or losses, change in foreign currency exchange rates. Beginning in fiscal 2001, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 5.94% and 7.09% for the quarter and nine months ended March 30, 2001, respectively). During fiscal 2000 and fiscal 1999, we paid or earned interest at the LIBOR rate plus 2% per annum on borrowings or amounts receivable (average of 7.51% and 8.26% for the quarter and nine months ended March 31, 2000, respectively). The outstanding loan balance fluctuates depending on working capital required to fund operations. In addition, our net loan or receivable balance historically was offset by and therefore fluctuated as a result of amounts due or receivable from Seagate Technology under a tax allocation agreement we had with Seagate Technology. The net foreign currency exchange gain or loss represents the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. dollars and varies depending upon currency exchange rates. For the quarter and nine months ended March 30, 2001, a $193,000 loss and a $60,000 gain, respectively, were recorded related to foreign currency fluctuations.

   Income Taxes. We recorded a tax provision of $1.5 million for the quarter ended March 30, 2001 compared to a tax benefit of $2.1 million for the quarter ended March 31, 2000. The tax provision for the quarter ended March 30, 2001 reflects increased taxable income in foreign jurisdictions which could not be offset by the tax benefits of domestic net operating losses. A valuation allowance has been provided against the deferred tax assets for such operating losses due to the uncertainty of their realizability. The tax benefit for the quarter ended March 31, 2000 reflects the benefits recorded during the period under the Tax Allocation Agreement that we had with Seagate Technology.

   We recorded a $1.0 million benefit from income taxes at an effective rate of 8% for the nine months ended March 30, 2001 compared with a $51 million benefit from income taxes at an effective rate of 19% for the nine months ended March 31, 2000. The effective rate used to record the benefit from income taxes for the nine months ended March 30, 2001 was less than the U.S. federal statutory tax rate primarily due to an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the Tax Allocation Agreement on November 22, 2000 and nondeductible charges arising from push down accounting. The effective rate used to record the benefit from income taxes for the nine months ended March 31, 2000 was less than the U.S. federal statutory tax rate primarily due to nondeductible expenses incurred in foreign jurisdictions in connection with the October 1999 recapitalization and reorganization of Crystal Decisions, including the October 1999 Seagate Technology Exchange of Shares.

   From the date of closing of the New SAC Transaction, we will no longer file federal income tax returns on a consolidated basis with Seagate Technology. Therefore, Seagate Technology will not benefit from nor will it reimburse us pursuant to the Tax Allocation Agreement for tax losses sustained by us subsequent to consummation of the transaction.

Liquidity and Capital Resources

   Prior to the New SAC Transaction, Seagate Technology, as part of a general services agreement, provided cash management services to us. New SAC continues to provide these services. New SAC uses a centralized cash management function for its domestic operations, including certain of our domestic operations. We maintain some other cash balances for our foreign operations. Year-end and quarter-end cash balances represent both U.S. dollar and foreign currency deposits, primarily Canadian Dollars, British Pounds Sterling, Japanese

Yen and currencies tied to the Euro. Our cash is maintained in highly liquid operating accounts and primarily consists of bank deposits. At March 30, 2001, the Company's cash balances totaled $5.4 million, an increase of $1.8 million from the fiscal year ended June 30, 2000.

   Historically, operations have been financed by borrowings from Seagate Technology LLC. These borrowings were available to us under a revolving loan agreement with Seagate Technology which was renewed in July 2000 with Seagate Technology LLC. The revolving loan agreement provides for maximum outstanding borrowings of up to $60.0 million. Cash in excess of amounts required for operating activities is applied to the amounts due or payable under the Revolving Loan agreement. Beginning in fiscal 2001, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 5.94% and 7.09% for the quarter and nine months ended March 30, 2001, respectively) and were charged interest expense on a monthly basis on net amounts payable (nil for the quarter and nine months ended March 30, 2001) at LIBOR plus 2% (average of 7.51% and 8.26% for the quarter and nine months ended March 30, 2001, respectively). During fiscal 2000 and fiscal 1999, we paid or earned interest at the LIBOR rate plus 2% per annum on net borrowings or amounts receivable.

   The revolving loan agreement continues in effect subsequent to the closing of the New SAC Transaction on November 22, 2000 and expires on July 4, 2001. We may require additional financing through the end of fiscal 2002, and are in the process of negotiating such additional financing with Seagate Technology LLC. Should additional financing not be available from Seagate Technology LLC at terms that are satisfactory to us and Seagate Technology LLC, we may seek additional equity and financing from other sources, subject to concurrence by the lenders which financed the New SAC Transaction, as well as our parent company. As a result of the New SAC Transaction, we guaranteed the debt used to finance the New SAC Transaction and pledged a majority of our assets. As a result of restrictive covenants under the debt agreement, our ability to raise additional debt or equity from other sources may be limited.

   Net cash provided by operating activities was $8.4 million for the nine months ended March 30, 2001 and net cash used in operating activities was $20.6 million for the nine months ended March 31, 2000, respectively. The cash provided by operating activities of $8.4 million for the nine months ended March 30, 2001 was primarily attributable to a $4.0 million increase in income taxes receivable from Seagate Technology under a tax allocation agreement, offset by changes in working capital balances. The cash used by operating activities for the nine months ended March 31, 2000 was primarily attributable to a $37.2 million increase in income taxes receivable from Seagate Technology under a tax allocation agreement and a $25.6 million increase in income taxes receivable, both relating to the $50 million tax benefit for the nine months ended March 31, 2000 and prior year losses. This is partially offset by a $20.9 million decline in accounts receivable and net cash operating income of $28.9 million. The decline in the accounts receivable balance was the result of a concerted effort to reduce days sales outstanding from previous levels.

   Net cash used in investing activities was $7.2 million and $1.9 million for the nine months ended March 30, 2001 and March 31, 2000, respectively. Net cash used in investing activities for the nine months ended March 30, 2001 was primarily for new office facilities, leasehold improvements, and the purchase of computers, furniture and office equipment to support our expansion. In the next 12 months, we intend to invest approximately $15.0 million in capital assets. These anticipated capital expenditures include leasehold improvements at office locations and computer equipment. Additionally, product development activities may require cash to acquire technology.

   Net cash provided by financing activities was $1.0 million and $20.0 million for the nine months ended March 30, 2001 and March 31, 2000, respectively. The net cash provided by financing activities for the nine months ended March 30, 2001 was primarily attributable to cash received from option exercises. The net cash provided by financing activities for the nine months ended March 31, 2000 were attributable to amounts borrowed and repaid under the revolving loan agreement with Seagate Technology to fund working capital and operating activities. The revolving loan balance was offset by amounts due from or payable to Seagate Technology under the tax allocation agreement. The net revolving loan balance as of March 30, 2001 was a receivable balance of $30.1 million, an increase of $4.4 million from the receivable balance of $25.7 million at the end of fiscal 2000. The net revolving loan balance as of March 31, 2000 was a receivable balance of $825,000.

   Although we have pledged our assets and guaranteed debt in connection with the New SAC Transaction, New SAC will not require our cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. We believe that none of the guarantees or pledges of assets under the senior credit facilities or the guarantee under the Indenture are likely to be invoked.

 New Accounting Pronouncements

   In March 2001, the Derivative Implementation Group issued Statement 133 Implementation Issue No. C11, "Scope Exceptions: Interpretation of Clearly and Closely Related in Contracts that Qualify for the Normal Purchases and Normal Sales Exception" that requires adoption of this pronouncement for quarters commencing after the issue date. We are currently still assessing the impact of the pronouncement on our consolidated results of operations, financial position and cash flows.

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

 Risks Associated with the New SAC Transaction

   As a result of the New SAC Transaction closing, our business could be harmed because:

  . we will not receive any future benefits from our recently terminated intercompany tax allocation agreement, under which we received substantial cash payments, in the form of an offset to our loan under the revolving loan agreement from Seagate Technology for our income tax losses utilized by Seagate Technology relative to our tax loss position;

  . we have pledged a majority of our assets to guarantee the debt obligation used to finance the New SAC Transaction, which could impair our ability to raise additional capital or debt;

  . we may not continue to have access to the same level of administrative services and support from Seagate Technology LLC after the New SAC Transaction due to the more limited resources of Seagate Technology LLC, which may be a result of the burden of servicing the debt used to finance the New SAC Transaction, and we may incur additional changes or expenses to provide these services internally or obtain them from a third party;

  . we continue to rely on our parent company and its affiliates to finance our operating and capital needs.

 Risks from Restrictions under the Covenants of the Debt Financing of the New SAC Transaction

   New SAC and certain of its subsidiaries including, Crystal Decisions and certain of its subsidiaries, are guarantors under the senior credit facilities and senior subordinated notes used to finance the New SAC Transaction. In addition, the majority of New SAC's and certain of its subsidiaries assets, including Crystal Decision's assets and its capital stock, have been pledged against the debt under the senior credit facility.

   New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain covenants under this agreement including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Crystal Decisions, as part of the consolidated group, is subject to certain financial covenants that are assessed on the consolidated operating results and financial position of New SAC and its subsidiaries.

   New SAC is highly leveraged and has significant debt service obligations. If New SAC is unable to meet its debt obligations, we may be required to pay amounts due under these debt agreements and may need to liquidate assets or the Company as a whole to meet the lenders demands in such cases.

   If New SAC is unable to meet the consolidated financial covenants under the debt agreements, early repayment of debt may force Crystal Decisions to contribute to the debt payments under its guarantee and pledge obligations or to forego amounts receivable from Seagate Technology.

   The restrictive covenants under the debt agreements may prevent the Company from growing through acquisitions, consolidations and making certain capital expenditures if approval from the lenders for such covenants are not obtained.

   The Company may be unable to obtain debt or other financing to support its liquidity requirements and growth if waiver approval of the debt covenants in this respect cannot be obtained from the lenders or if New SAC is unable to provide additional financing to Crystal Decisions.

 We Remain Liable to Third Parties after the New SAC Transaction and the Merger

   In the New SAC Transaction, Seagate Technology sold all of its operating assets (including us) to New SAC, and New SAC and we have agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with our operating assets. As a result, we continue to face possible liabilities for actions, events or circumstances arising or occurring both before and after the New SAC Transaction and the Merger. Some areas of potential liability include:

  . tax liabilities;

  . obligations under federal, state and foreign pension and retirement benefit laws; and

  . existing and future litigation.

   As a result of our obligations to indemnify VERITAS, we could experience a material adverse effect on our business and financial performance.

 Risk from Change in Composition of our Board of Directors

   As a result of the New SAC Transaction, the composition of our board of directors has changed.

   Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 85% of our common stock on a fully diluted basis and has replaced two members of our board of directors and added additional directors. Through its influence on our board of directors and as majority stockholders, New SAC has the ability to change the direction of our business, our operating budget and possible acquisition or sales of our Company.

 Risk from Name Change

   In March 2001, we changed our name from Seagate Software Information Management Group Holdings, Inc. to Crystal Decisions, Inc. We made this change in order to capitalize on the goodwill and brand recognition of our Crystal line of software products, including our flagship product, Crystal Reports. There can be no assurance that our customers and potential customers will react positively to our name change. If the name change is perceived negatively by customers and market analysts, then our business, operating results and financial condition could be materially adversely affected.

 Revenue Growth and Economic Conditions

   The revenue growth and profitability of our business depend on the overall demand for computer software and services, particularly in the Business Intelligence and Information Infrastructure segments. Because a large percentage of our revenue is derived from major corporate and government customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy could cause our business, operating results and financial condition to be materially adversely affected.

 Management of Growth

   Our future operating results will depend on our ability to manage growth, continuously hire and retain significant numbers of qualified employees, and accurately forecast revenues and control expenses. To manage our growth and expansion, we need continuously to improve and implement our internal systems, processes and controls. If we are unable successfully to do so then our business, operating results and financial condition could be materially adversely affected.

 Forecasting of Revenue

   Our management and sales force use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date on which they estimate that a customer will make a purchasing decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. While this pipeline analysis provides us with some guidance in business planning and budgeting, our estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our pipeline into actual revenue could cause us inaccurately to plan or budget and thereby adversely affect our business. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will adversely affect the overall rate and timing of conversion of our pipeline into actual revenue, so that our business, operating results and financial condition could be materially adversely affected.

 Dependence on Key Personnel and Hiring and Retention of Employees

   Our future performance depends to a significant degree upon the continued service of our key members of management including particularly our President and Chief Executive Officer, Gregory B. Kerfoot, our Chief Operating Officer, Bill Gibson and our Chief Financial Officer, Eric Patel, as well as other of our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition.

   We believe our future growth and success depends upon our ability to attract, train and retain highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future. If we cannot successfully hire and retain qualified employees, our business, operating results and financial condition would be materially adversely affected.

 Rights to use Software Licensed to us by Third Parties

   We occasionally license in certain technologies from third parties to be used in our products, generally on a non-exclusive basis. The termination of such licenses, or the failure of the third-party licensors adequately to maintain or update their products, could delay our ability to ship certain of our products while we seek to implement alternative technology offered by other sources. In addition, alternate technology may not be available on commercially reasonable terms or at all. If we are unable to obtain necessary or desirable third-party technology licenses our business, operating results and financial condition could be materially adversely affected.

 Risks from Potential Fluctuations in Annual and/or Quarterly Operating Results

   We often experience a high volume of sales at the end of our quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are too high in relation to our actual sales. If this were to happen, we would not be able to reduce these costs and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may be subject to significant quarterly fluctuations as a result of a number of other factors including:

  . general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

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

  . our ability--accurately to predict the rate and timing of conversion of our direct sales "pipeline" into actual revenue;

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

  . changes in our operating expense;

  . competition and consolidation in our industry;

  . the timing of new product releases; and

  . seasonal factors, such as our typically lower pace of sales in our first fiscal quarter.

 Risks of Revenue Concentration

   We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales to a small number of customers generate a disproportionate amount of our revenues. For example, we derived 19% of our revenue from sales to Ingram during the nine months ended March 30, 2001. If Ingram, or any other significant customer, reduces its purchases from us, our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other customers do not require them to purchase any specified number of software licenses from us, we cannot be sure that our significant customers will continue to purchase our products at their current levels.

 Risks Associated with Long Sales Cycle

   To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products, including proprietary Crystal Reports, Crystal

Enterprise, Crystal Info and Seagate Holos. As a result, we may wait six to nine months after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the customer's budget and purchasing priorities may change, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

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

 New Product Development and Technological Change

   Our products are used in combination with other software. Our future success depends on our ability to continue to support a number of popular operating systems and databases. The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our applications. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of the Microsoft's operating system products. We cannot currently market all of our current business intelligence applications to potential customers who use Unix operating systems as their application server. Although we have invested substantial resources to develop a complete Unix product line, we cannot be certain that we will be able to introduce such a product line on a timely or cost effective basis or at all.

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

 Risks from International Operations

   We have significant international operations including development facilities, sales personnel and customer support operations. We derived 38% and 34% of our total revenue from sales outside of the United States for the quarters ended March 30, 2001 and March 31, 2000, respectively, and 33% and 35% for the nine months ended March 30, 2001 and March 31, 2000, respectively. Our offshore operations are subject to certain inherent risks including:

  . fluctuations in currency exchange rates;

  . uncertainties and potential disruption due to the pending currency conversion to the Euro in many European countries;

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

   We are implementing updates to our internal systems to address conversion to the Euro. To date, we have not conducted any significant sales or paid any significant expenses in the Euro. However, we expect to begin to do so by July 2001. Although the introduction and use of the Euro have not had a material adverse impact on our financial condition to date, there can be no assurance that it will not have such an impact in the future.

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

 Facing Risks of Litigation

   On November 10, 1997, Vedatech commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of our products and is seeking monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. Crystal Decisions (UK) Limited has filed a counterclaim against Vedatech to recover amounts collected by Vedatech on behalf of Crystal Decisions (UK) Limited but not paid over to Crystal Decisions
(UK) Limited. No specific damage amount has yet been claimed by Vedatech with the exception of $240,000 (26.0 million Yen) for unpaid invoices in connection with the quantum meruit claim. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. We have hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. We have deposited with the court an amount equal to $200,000 in relation to the quantum meruit claim. Discovery is ongoing, and the court has granted Vedatech's request to delay commencement of trial until February of 2002. With the exception of the quantum meruit claim, we believe the complaint has no merit, and intend vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

   In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

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

   Our deferred revenue as of March 30, 2001 and June 30, 2000 was $25.5 million and $19.5 million, respectively. The timing of our ultimate recognition of our deferred revenue is dependent upon the fulfillment of various obligations such as services and also by certain actions performed by our customers. Deferred revenue at any specific date may not be a true representation of actual revenues for any succeeding period.

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

   Our common stock is not listed on any stock exchange, over-the-counter market or other quotation system. In connection with this registration statement, we are not registering shares of our common stock for sale to the public or registering for resale shares held by our stockholders or that may be acquired by our optionees. We do not expect to register our common stock for sale to the public or to apply for quotation of our shares on any exchange, over-the-counter market or quotation system. As a result, a purchaser of our common stock will not be able to dispose of the shares the purchaser acquires from us unless the purchaser can rely on an applicable exemption from registration, such as Rule 144 under the Securities Act of 1933. We may not comply with the criteria required for a holder of our common stock to utilize a given exemption.

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

   As of March 30, 2001 and June 30, 2000, our cash balances were mostly held by our foreign operations. The remainder of our cash balances is centrally managed by New SAC. If cash from operations is not sufficient to fund working capital and operating activities, Seagate Technology LLC provides financing to us through a revolving loan agreement. The revolving loan agreement provides for maximum outstanding borrowings of up to $60.0 million and was renewed on July 4, 2000. As of March 30, 2001 and June 30, 2000, the revolving loan balance was a net receivable from Seagate Technology LLC and its affiliates of $30.1 million and $25.7 million, respectively. Beginning fiscal 2001, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 5.94% and 7.09% for the quarter and nine months ended March 30, 2001, respectively) and were charged interest expense on a monthly basis on net amounts payable (nil for the quarter and nine months ended March 30, 2001) at LIBOR plus 2% (average of 7.51% and 8.26% for the quarter and nine months ended March 30, 2001, respectively). During fiscal 2000, we paid or earned interest at the LIBOR rate plus 2% per annum on net outstanding balances payable or receivable (average of 7.92% and 7.66% for the quarter and nine months ended March 31, 2000, respectively). Our interest income or expense therefore will fluctuate depending on fluctuations in Seagate Technology LLC's in-house portfolio yield, the LIBOR rate and fluctuations in the amounts borrowed from Seagate Technology to fund working capital and operating activities. Net interest income of $1,237,000 and net interest expense of $1,083,000 were incurred on the net receivable/loan balance for the nine months ended March 30, 2001 and nine months ended March 31, 2000, respectively.

   We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

   A majority of our sales are in the United States and therefore are recorded in U.S. dollars, the currency in which we report our operating results. We conduct a portion of our business in currencies other than the U.S. dollar. The functional currency of most of our foreign operations is the local currency. In such cases, assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenues and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses. For those foreign operations whose functional currency is the U.S. dollar, financial results are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period. Historically, we have generated revenues and incurred a significant proportion of our expenses in Canadian Dollars, British Pounds Sterling, Deutsche Marks, French Francs, Australian Dollars and Japanese Yen and we expect to generate a portion of our revenues and expenses in the Euro in the future. Certain European Union member states have fixed the value of their respective national currencies to the Euro, and our results of operations are affected by the U.S. dollar to Euro exchange rate. Since the adoption of the Euro in January 1999, the overall trend for the Euro has been a devaluation compared to the U.S. dollar. During the nine months ended March 30, 2001, approximately 4% of our revenues were denominated in currencies for which a fixed value to the Euro has been established. Currently, none of our foreign operations have significant transactions in the Euro, however we anticipate implementing Euro-based transactions effective July 2001. To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within comprehensive income. However, we cannot provide an assurance that foreign currency denominated transactions will continue to be insignificant as revenues from the foreign operations increase or there are significant exchange rate fluctuations. We cannot predict the effect of exchange rate fluctuations upon our future operating results. For the nine months ended March 30, 2001, we did not engage in a foreign currency hedging program to cover any exposure we may have had. For the nine months ended March 30, 2001, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business--the Canadian Dollar, the British Pound Sterling, the Australian Dollar, the Euro, and the Japanese Yen would have generated a combined 1% variation of our revenues, offset by a 5% combined variation of expenses.

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

   On November 10, 1997, Vedatech commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of Crystal Decisions' products and is seeking monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. Crystal Decisions has filed a counterclaim against Vedatech to recover amounts collected by Vedatech on behalf of Crystal Decisions (UK) Limited but not paid over to Crystal Decisions (UK) Limited. No specific damage amount has yet been claimed by Vedatech with the exception of $240,000 (26.0 million Yen) for unpaid invoices in connection with the quantum meruit claim. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Crystal Decisions has hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Crystal Decisions (UK) Limited has deposited with the court an amount equal to $200,000 in relation to the quantum meruit claim. Discovery is ongoing, and the court has granted Vedatech's request to delay commencement of trial until February of 2002. With the exception of the quantum meruit claim, Crystal Decisions believes the complaint has no merit, and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse affect on Crystal Decisions' liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

   In addition to the foregoing, Crystal Decisions is subject to other litigation in the ordinary course of our business. While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on Crystal Decisions, the outcome of these matters is not determinable and negative outcomes may adversely affect Crystal Decisions' financial position, liquidity, or results of operations.

Item 4. Vote of Security Holders

   On February 9, 2001, our majority shareholder, New SAC, through its wholly owned subsidiary, Seagate Software (Cayman) Holdings, voted 75,001,000 shares of our common stock (99.6% of outstanding shares as of February 9, 2001) by an action by written consent to amend our certificate of incorporation to change our corporation's legal name to Crystal Decisions, Inc. This action by written consent became effective on March 28, 2001.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     The following exhibits are included herein:

     10.6.1 Management Services Agreement dated November 20, 2000 between
            Seagate Software Information Management Group Holdings, Inc. and
            Seagate Technology (US) Holdings, Inc.

     10.6.2 Corporate Services Agreement dated July 1, 2000 between Seagate
            Software Information Management Group Holdings, Inc. and Seagate
            Technology LLC.

     10.6.3 Payroll Services Agreement dated July 14, 2000 between Seagate
            Software Information Management Group Holdings, Inc. and Seagate US
            LLC.

   (b) Reports on Form 8-K

     Crystal Decisions, Inc. filed the following Form 8-K reports during the quarter ended March 30, 2001 with the Securities and Exchange Commission.

    . Form 8-K dated February 5, 2001 presenting financial data as follows: pro forma consolidated balance sheet at September 29, 2000, pro forma consolidated statement of operations for the three months ended September 29, 2000 and the fiscal year ended June 30, 2000.

    .  Form 8-K Amendment dated February 5, 2001, filed February 28, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          Crystal Decisions, Inc.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Gregory B. Kerfoot           President and Chief           May 14, 2001
______________________________________  Executive Officer
         (Gregory B. Kerfoot)           (Principal Executive
                                        Officer)

          /s/ Eric Patel               Chief Financial Officer       May 14, 2001
______________________________________  (Principal Accounting and
             (Eric Patel)               Financial Officer)