Form 10-K405
period 2001-06-29
CRYSTAL DECISIONS INC
filed 2001-09-27
CIK 1126499

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the Fiscal Year Ended June 29, 2001

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from:         to

                       Commission File Number 000-31859

                               -----------------

                            CRYSTAL DECISIONS, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                               77-0537234
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)

     895 Emerson St., Palo Alto, California                   94301
    (Address of principal executive offices)               (Zip Code)

                           Telephone: (650) 838-7410
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common stock, par value of $0.001

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

   On August 24, 2001, 75,468,204 shares of the registrant's common stock, $0.001 par value per share, were issued and outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

                          ANNUAL REPORT ON FORM 10-K

                    For the Fiscal Year Ended June 29, 2001

                               TABLE OF CONTENTS

                                                                                                Page
                                            PART I                                              ----
Item 1.   Business.............................................................................   3
Item 2.   Properties...........................................................................  10
Item 3.   Legal Proceedings....................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders..................................  11
                                            PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................  11
Item 6.   Selected Financial Data..............................................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................  41
Item 8.   Financial Statements and Supplementary Data..........................................  43
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  82
                                           PART III
Item 10.  Directors and Executive Officers of the Registrant...................................  82
Item 11.  Executive Compensation...............................................................  84
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................  88
Item 13.  Certain Relationships and Related Transactions.......................................  89
                                            PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  92
SIGNATURES.....................................................................................  95

                                    PART 1

Item 1. Business.

The Company

   Crystal Decisions, Inc. is an information infrastructure company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated highly scalable suite of enterprise software products and solutions that are designed to enable businesses to access disparate data sources and distribute secure, interactive reports and analyses across and beyond these organizations. We believe our solutions provide direct and rapidly achieved benefits including improved decision-making, lower overall information technology ("IT") costs and better business performance.

   We operate at the core of a broad industry segment that is often referred to as "business intelligence." We believe our products meet an extensive range of data-centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, online analytical processing ("OLAP") reporting, analytic application development and packaged analytic applications. Our products are designed to help organizations derive higher business value from their range of electronic data sources and their enterprise information sources (including, but not limited to, enterprise resource planning ("ERP"), customer relationship management ("CRM"), eCommerce and business intelligence systems, as well as data warehouses and data marts).

   We believe we are positioned to take advantage of any acceleration in demand for enterprise business intelligence across all industries. We believe our solutions are both easy to use and deploy in smaller projects and powerful enough for the most complex and large-scale applications. We provide a secure, web-based information infrastructure that incorporates reporting, analysis, query and information delivery. We developed our solutions to meet the increasing demands of global organizations and provide an infrastructure enabling business users, both inside and outside the organization, to access interactive content ("reports") through a personalized web-based interface.

   Through our company and its predecessors, we have been providing reporting, analysis and information delivery technologies and services for over 15 years. As of June 29, 2001, we have shipped (directly, and bundled with our original equipment manufacturer ("OEM") partners) over 10 million licenses of our products worldwide, and our current customer base is diverse, including many Fortune 1000 companies. While our primary market is North America, we have over 20 offices and operations in 10 countries worldwide, through which we market and distribute our products. To facilitate international use, we have translated many of our products into French, German, Japanese, Portuguese, Italian and Spanish.

   We derive revenues from the sale of licenses for our software products and from services that support our products, such as technical support, training, consulting and maintenance. We sell our products through our direct sales force and certain indirect sales channels, such as distributor and OEM relationships. Our OEM relationships comprise over 250 hardware and software vendors and system integrators that incorporate our reporting, analysis and information delivery solutions as core components of their applications.

Development of Business

   We changed our name to Crystal Decisions, Inc. ("Crystal Decisions") from Seagate Software Information Management Group Holdings, Inc. in March 2001. We are incorporated in Delaware and are headquartered in Palo Alto, California. Our majority shareholder is Seagate Software (Cayman) Holdings ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"). Silver Lake Partners L.P. and Texas Pacific Group control New SAC.

   Silver Lake Partners L.P. is a private investment firm headquartered in Menlo Park, California and New York, New York, the general partner of which is Silver Lake Technology Associates, L.L.C. Silver Lake Technology Associates L.L.C. is a Delaware limited liability company, the managing members of which are James A. Davidson, Glenn H. Hutchins, David J. Roux and Integral Capital Partners. Texas Pacific Group is a private investment firm headquartered in Fort Worth, Texas, which is managed by entities controlled by David Bonderman, James G. Coulter and William S. Price III.

   We became a majority owned subsidiary of New SAC on November 22, 2000 when Suez Software acquired 75,001,000 shares, or 99.7%, of our common stock under the terms of a stock purchase agreement (the "Stock Purchase Agreement").

   Upon consummation of the Stock Purchase Agreement, New SAC, through Suez Acquisition Company (Cayman) Limited ("Suez Acquisition Company"), purchased for $1.840 billion cash, including transaction costs of $25 million, all of the operating assets of Seagate Technology, Inc. ("Seagate Technology") and its consolidated subsidiaries. This included Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions businesses and operations, our common stock, and certain cash balances, but excluded the approximately 128 million shares of VERITAS Software Corporation ("VERITAS") common stock then held by Seagate Software Holdings, Inc. ("Seagate Software Holdings") and certain of Seagate Technology's equity investments. Suez Acquisition Company was a limited corporation organized under the laws of the Cayman Islands and was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. At the closing of the transactions contemplated by the Stock Purchase Agreement, Suez Acquisition Company assigned all of its rights under such agreements to New SAC.

   Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, a Delaware corporation and wholly owned subsidiary of Seagate Technology. Seagate Technology was a data technology company that provided products for storing, managing and accessing digital information on computer systems.

   Through the exercise of options to purchase shares of our common stock, we have minority stockholders who are our current and former employees, or are other persons affiliated with our parent or subsidiaries. The outstanding minority interests in our capital stock amounted to approximately 13.0% and 10.5% on a fully converted basis as of June 29, 2001 and June 30, 2000, respectively. The minority interests consisted of our common stock including interests related to outstanding options to purchase our common stock granted pursuant to our 1999 and 2000 Stock Option Plans.

Industry Background

   Over the last decade, many organizations worldwide have invested in a wide range of data collection systems to help improve operational efficiencies and more effectively manage their business. There has been significant investment in ERP, data warehousing and traditional database systems, and most recently an increased corporate investment in CRM and supply chain management ("SCM") systems.

   We believe there are common justifications behind the purchase of these often large and expensive data systems which include:

      1. the need to capture, organize, store and protect critical information about specific aspects of corporate performance, such as customer information, financial performance, inventory management and employee information; and

      2. the need to utilize that captured information for faster, more effective planning and execution of business strategies.

   These system investments have been very successful in addressing the first objective. Today, large volumes of corporate data are captured and processed. However, we believe that the ability of the average company to utilize this data to improve the planning and execution aspects of business activities can present a challenge. The data collection systems may not provide robust technologies for analyzing and reporting on the information therein. As a result, we believe companies both large and small struggle with the ability to efficiently extract information from these diverse systems and present it to decision-makers at all levels in a manner that is intuitive, interactive and efficient.

   We believe this creates an "information challenge" for business organizations. The data is there, but the ability to access and present the right information from all corporate data systems in a way that improves the quality and speed of corporate decision-making often is not.

Enterprise Business Intelligence

   Recently, organizations have begun to invest in an additional layer of technologies to address the information challenge. These technologies offer a range of functionality and are known by many labels; however, industry analysts tend to commonly group them under the umbrella label "Enterprise Business Intelligence" or "EBI". Although broadly defined, the most common requirement of EBI projects is "reporting"--a need to access and present relevant information in a meaningful way to users.

   EBI solutions enable business users at many different levels in an organization to access and manipulate data stored in various business applications or systems, extract the required information and present it using easy-to-understand reports, complete with interactive charts, graphs and tables to aid the user. These reports can then be shared in a secure environment with business users across the organization, providing users with the tools to make better, more informed business decisions.

   EBI solutions have evolved considerably over the last decade, such that today they typically comprise a common set of technologies for reporting, ad hoc query, multi-dimensional OLAP reporting and analysis, data mining and statistics. Moreover, we believe these systems now have the capability to provide an information management foundation for the entire organization to help achieve business objectives at any stage of the economic cycle.

   During a period of strong economic performance, some businesses may be focused on expansion: penetrating new markets, introducing new products and establishing partnerships to speed up delivery of products or services to the market. We believe EBI systems, because of their ability to integrate data from diverse sources--the digital raw material for business strategy--provide a rich set of tools for analyzing and presenting information to those who will plan and implement business strategy. We believe these tools are essential to satisfy the demand for speed of execution in such positive economic conditions.

   In an economic downturn, the emphasis for some businesses may shift inward, as they seek to consolidate operations and implement strategies that increase efficiencies and productivity, while trying to maintain customer loyalty. We believe EBI solutions prove invaluable in these conditions given their ability to provide business insights which can help companies reduce expenses and increase revenues.

   We believe that businesses have started to view EBI solutions as an essential component of their information infrastructure and that the size and sophistication of EBI deployments may be increasing.

The Crystal Decisions Solution

   Crystal Decisions is a global software and services company. Crystal Decisions is focused on one objective: to help companies bring together their people and information to improve business performance. We believe that every organization and every decision-maker can benefit from the ability to access a wide variety of corporate data sources, and to analyze, report and distribute the information and resultant business insights contained therein.

   We deliver a solution for reporting, analysis and information delivery which includes proven and stable technology, as well as experienced professional services and knowledgeable, round-the-clock technical support. We are a leader in the end-user query and reporting segment of the business intelligence software market, and our EBI solutions have been used by companies in many different industries.

   We believe that companies are seeking to maximize their investments in core information systems. We believe the increase in data being captured by these systems and the number of users accessing the data, each of whom has different needs, makes finding a solution complex. Crystal Decisions' products are specifically designed to provide such a solution.

Products

   We provide a complete range of products designed to extend the value of our industry standard reporting with market-robust analytics and the underlying infrastructure required to manage and deliver corporate data. With a common enterprise architecture as its foundation, our product suite provides scalable, secure, and mission critical infrastructure and tools that are built to withstand the most demanding business environments. Our products provide an integrated, web-enabled platform to provide access, analysis, interpretation and distribution of data designed to improve business performance through ad hoc query and reporting to complex analysis. Customers use our products to create, implement and deploy enterprise information solutions in an application, on a desktop, across an organization or between organizations. Our products extend eBusiness technology architectures for flexible deployment using the world wide web. Our products support a variety of data sources, including operational or legacy data stores, data marts, data warehouses, eCommerce systems, ERP, CRM and business intelligence systems and other data-centric computer software applications.

   Our products include:

  Enterprise Suite

   Crystal Enterprise(TM)--Crystal Enterprise provides an information delivery and business intelligence suite which is an integrated, web-based solution for reporting, analysis and delivery. Crystal Enterprise integrates and delivers all of the component products on one extensible suite. The software offers a customizable infrastructure for providing highly secure access to interactive, actionable information to employees, customers and suppliers. It is designed to help companies improve decision-making by organizing, categorizing and delivering reports, analytic applications and strategic business information into web or enterprise applications. Crystal Enterprise provides a scalable and reliable infrastructure to securely deliver information to a higher volume of users, and a multi-tier architecture for proven fault tolerance designed to ensure maximum up time. The Crystal Enterprise product is the new generation of the Seagate Info family of products, which evolved over five major versions as the industry's leading market share enterprise reporting and BI suite.

   EnterprisePartner Kits--We provide a series of software toolkits and packages that enable closer integration with our partners' products. Most kits include data access drivers, sample reports and data structures and may include special documentation, support and services. We currently offer packages for SAP R/3, Siebel CRM and Baan ERP.

  Reporting

   Crystal Reports(R)--Crystal Reports is an integrated software package for query, report design, application development and web report publishing functions. Provided in a range of versions for both developers and end-users, Crystal Reports allows users to access most types of structured data, format, design and process a variety of reports, integrate these reports into web, windows and enterprise applications and distribute reports to end-users. The report design capabilities of CR produce interactive documents that can be published in a variety of formats including DHTML, RTF, Microsoft Excel(R), PDF and XML for increased flexibility.

  Analytics

   Crystal Analysis(TM)--Based on our experience with both reporting and advanced OLAP and analytics, Crystal Analysis combines end-user ad hoc query, analytic reporting and OLAP, as well as Microsoft Excel(R) integration, in a single end-user focused interface. Crystal Analysis will be provided in a range of versions for business end-users, analysts and developers. It is a client design tool that can be used as an extension to any of our other products and integrates seamlessly with Crystal Reports, Crystal Enterprise and Crystal Holos.

   Crystal Holos(TM)--Holos, an advanced analytic application development and deployment environment represents the high end of our Analytics family of products. It is designed to handle large amounts of relational and multi-dimensional data. Holos enables the modeling of large amounts of data with complex business logic and then provides multiple views of the data to enable analysis, expose trends and accelerate decision-making. Holos integrates with our enterprise and end-user products.

  Applications

   Analytic Application Templates(TM)--We provide a collection of solution templates built for use with our enterprise products. These solutions help accelerate customer adoption and success of our products. Designed to address common enterprise needs and current market demand, the current templates include applications for customer profiling, balanced scorecard, budgeting, eCommerce analysis and telecommunications billing analysis. These packages include reports, OLAP data structures and a framework of business logic to begin implementations.

Sales and Marketing

   Our sales and marketing programs are organized by geographical regions. We adapt certain products for foreign markets, including translation of documentation and local language versions, and localize our marketing and sales support programs accordingly.

   We utilize a direct sales force and indirect sales channels, such as OEM relationships and a network of resellers and distributors, to reach our customers. These distributors and OEMs may also sell other products that are complementary to, or compete with, ours. We provide sales and marketing programs to encourage the sale of our products, but there can be no assurance that distributors and OEMs will not place a higher priority on competing products. Our agreements with distributors are generally non-exclusive and may be terminated by either party without cause. Our sales channels are supported by our organization of pre-sales and technical specialists. Customers can also purchase some of our products by downloading them over the internet.

   Our marketing efforts are designed to increase brand awareness and acceptance of our products. We have an international marketing strategy that consists of several key components: targeted print advertising in trade and technical publications; on-line advertising on our website; cooperative marketing programs with distributors and resellers; participation in seminars and tradeshows; direct mailings to both prospective and existing customers; as well as extensive public relations activities and programs to build relationships with key analysts and influential third parties. Our international marketing groups produce, or oversee the production of, substantially all of the on-line and print product literature, brochures, advertising and similar marketing and promotional material.

   We derived a substantial portion of our revenues from one distributor customer, Ingram Micro, Inc. ("Ingram") during the last three fiscal years. Ingram accounted for 17%, 20% and 13% of our total revenues in the fiscal years ended June 29, 2001 ("fiscal 2001"), June 30, 2000 ("fiscal 2000") and July 2,
1999 ("fiscal

1999"). Our relationship with Ingram is subject to a number of agreements, each of which may be terminated upon the expiration of a required notice period. We cannot be certain that our relationship with Ingram will continue at all or the extent to which it will continue. No other customer accounted for more than 10% of our total revenues in fiscal 2001, fiscal 2000 or fiscal 1999. Our indirect revenues include sales to distributors and OEMs and were 37%, 41% and 39% of total revenues during fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Our revenues from sales outside of the United States were 32%, 34% and 39% of total revenues during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Professional Services, Technical Support and Maintenance

   We believe that high quality, real-time customer support is important to the successful marketing and sale of our products. We provide a broad range of support services such as consultation, training and technical support to ensure the optimal use of our products. These services (including professional services, technical support and maintenance) are designed to ensure ongoing customer satisfaction and influence customers' future purchasing decisions.

   Our professional services organization provides consultation and training to plan and execute the deployment of our products, and speed end-user adoption. We provide a dedicated, international team of more than 120 people to meet this need and help ensure that our customers gain a rapid return on their investments in our technology. We have organized a network of certified partner organizations to provide extensions to our service offerings in an effort to ensure that customers fully understand the value of our whole product offering and have a positive experience with our products.

   Our technical support efforts are designed to ensure that our products perform to their potential. We believe effective technical support during product evaluation substantially contributes to the maximum benefit derived from our customers and that post-sale support has been and will continue to be a substantial factor in maintaining customer satisfaction. We provide a range of technical support products to match the needs of different organizations. We operate technical support groups that are located at various sites around the world, including North America and Europe. Certain technical support groups also offer 24-hour, seven-day toll-free telephone services. We offer pre-sale services and post-sale support to current users and potential customers evaluating our products.

   We also offer maintenance programs for certain of our products, which generally consist of unspecified product enhancements and upgrades. We generally sell maintenance and technical support services in 12-month increments.

Strategic Relationships

   We have a strategic relationship with Microsoft, under which Microsoft bundles our range of access and analysis products with selected Microsoft products. For example, Crystal Reports is bundled with several Microsoft BackOffice products and with developer tools, such as Microsoft Visual Basic, while Seagate Info has been bundled in Microsoft's BackOffice Server suite. We also supply the integrated reporting tool for Microsoft's new Visual Studio.NET product suite.

   We also have strategic partnerships with other technology vendors. We have developed OEM and other strategic relationships with over 250 application independent software vendors, application service providers and computer hardware manufacturers. These strategic partners sell and support our products, as well as integrate our products as components of their applications. As a result of these strategic partnerships, we believe our customers our able to maximize their investments in enterprise applications such as ERP, SCM and CRM through integrated reporting and analysis solutions. Our strategic partners include Baan, IBM, Lotus, PeopleSoft, SAP and Siebel.

Research and Development

   We employ over 300 people in research and development functions (planning, development, quality assurance, maintenance and enhancements) in two main sites in Vancouver, British Columbia and Ipswich, England. We believe our strong commitment to research and development, continuous innovation and consistent involvement of the customer in the product development process has resulted in the development of a suite of technology strong products.

   We incurred research and development expenses of $28.2 million, $26.4 million and $22.6 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Our customers did not fund our research and development expenses in fiscal 2001, fiscal 2000 or fiscal 1999, respectively. We are pursuing our product development objectives by developing new software products and product enhancements internally, acquiring products, technologies and businesses complementary to our existing products and forming alliances with other technology companies.

Patents and Intellectual Property Rights

   Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection. We have one United States allowed patent which we expect to be issued during fiscal 2002. We have one patent application pending in the United States and no foreign patent applications pending. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as the laws of the United States.

   Our license agreements include restrictions intended to protect and defend our intellectual property. We realize that, although we have incorporated these restrictions, there is a possibility for unauthorized use of our software. In addition to relying on these contractual rights, we have an ongoing trademark registration program pursuant to which we register certain of our product names, slogans and logos in the United States and in some foreign countries.

Competition

   The segment of the software market in which we compete is comprised of numerous competitors and we expect competition to increase. We have experienced increased competition from additional entrants into our market including companies that specialize in the development, marketing and support of software products that assist users to access, analyze and interpret data to make business decisions. Many of our current and prospective competitors may have significantly greater financial, technical and marketing resources than we do. In addition, many of our prospective customers may have the internal capability to implement software solutions that assist users to analyze and interpret data to make business decisions.

   The competitive factors affecting the market for our products include:

  .  product functionality;

  .  performance and reliability;

  .  demonstrable cost-effective benefits for users;

  .  price;

  .  quality of customer support and user documentation;

  .  ease of use and installation;

  .  vendor reputation;

  .  experience; and

  .  financial stability of the software provider.

   We believe that we currently compete effectively with respect to these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our product offerings. Performance in these areas will in turn depend upon our ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers.

Employees

   As of June 29, 2001, we had 1,340 employees, including 436 in sales and marketing, 372 in services and support, 382 in research and development and 150 in general and administrative functions. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

   We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on our business, operating results and financial condition. Competition for qualified employees is intense in the software industry.

Item 2. Properties.

   Our principal executive offices are located in Palo Alto, California. Our other principal facilities are located in Canada and the United Kingdom. The majority of our facilities are occupied under leases that expire at various times through 2010. At June 29, 2001, our leased space approximates 295,000 square feet with 175,000 square feet located in Canada, 53,000 square feet located in the United States, 52,000 square feet located in Europe and 15,000 square feet located in the Asia/Pacific region. These figures exclude approximately 45,000 square feet of unoccupied space in Canada and approximately 5,000 square feet leased to others in the United States.

   We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See note 18 of the Notes to the Consolidated and Combined Financial Statements for information regarding our lease obligations.

Item 3. Legal Proceedings.

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to litigation arising in the ordinary course of our business. While we believe that the ultimate outcome of these actions will not have a material adverse effect on us, the outcome of these actions is not determinable and negative outcomes may adversely effect our financial position, liquidity, or results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

   On November 10, 1997, Vedatech Corporation ("Vedatech") commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The original pleading alleged a breach of an oral agreement and infringement of a Vedatech's U.K. copyright in one of our products and sought monetary and injunctive relief.

On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. We have hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account our counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to U.S. $200,000, we have offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The court has granted Vedatech's request to delay commencement of trial until February of 2002 with the caveat that the hearing of the trial will be split between liability and quantum (if required). We have defenses to all the causes of action, including the claim for quantum meruit, and we intend vigorously to defend the actions. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

   In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   During the fourth quarter of fiscal 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   As of August 24, 2001, 75,468,204 shares of our common stock were outstanding, which were held by 100 stockholders of record. There is no established public trading market for any class of our securities

   We have never declared nor paid cash dividends on any of our capital stock and do not anticipate that any cash dividends will be declared in the foreseeable future. We currently intend to retain all available funds and any future earnings to use in the operation of our business. In addition, the debt that we guarantee restricts us from the payment of dividends without the approval of the debt holder.

Item 6. Selected Financial Data.

   On November 22, 2000, New SAC, through Suez Software, acquired 99.7% of our outstanding common stock resulting in a change in control of our company. Under rules and regulations promulgated by the Securities and Exchange Commission, because more than 95% of our outstanding common stock was acquired and a change of ownership occurred, we restated all our assets and liabilities in the financial statements as of November 22, 2000 on a "push down" accounting basis. Accordingly, results of operations prior to November 22, 2000 and comparative information presented do not reflect these adjustments.

   On November 16, 1999, Seagate Software Holdings contributed its Information Management Business ("IMG business") to us in exchange for 75,000,000 shares of our common stock. The accompanying selected historical consolidated and combined financial data has been prepared using the historical cost basis of accounting, adjusted for the application of push down accounting at November 22, 2000 and for the reorganization of the IMG business on November 16, 1999. For all periods prior to November 16, 1999, the selected financial data is presented as if we existed as an entity separate from Seagate Software Holdings, after which we operated as a separate entity. The consolidated and combined financial statements include the historical assets, liabilities, revenues and expenses directly related to our operations. For all periods prior to November 16, 1999, the combined financial statements present the combined historical financial position, results of operations, equity and cash flows of the ongoing IMG business of Seagate Software Holdings that were contributed to us and are not necessarily indicative of what the financial position, results of operations, equity or cash flows would have been had we been an independent legal entity during the periods presented.

   The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated and combined financial statements and notes thereto, and the other information contained elsewhere in this Form 10-K. We have derived our selected statement of operations data for the fiscal years ended June 29, 2001, June 30, 2000 and July 2, 1999 and the selected balance sheet data as of June 29, 2001 and June 30, 2000 from the audited consolidated and combined financial statements included elsewhere in this Form 10-K. The selected combined balance sheet as of July 2, 1999 was derived from the audited combined financial statements not included in this Form 10-K. The selected combined statements of operations for the fiscal years ended July 3, 1998 and June 27, 1997 and the selected balance sheet data as of July 3, 1998 and June 27, 1997 were derived from our unaudited combined financial statements that are not included in this Form 10-K. We prepared the unaudited financial statements on substantially the same basis as the audited combined financial statements and, in our opinion, they include all adjustments, consisting principally of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and results of operations for those periods. Historical results are not necessarily indicative of results of operations to be expected for future periods.

                                                                   For the years ended
                                             ---------------------------------------------------------------
                                              June 29,     June 30,     July 2,       July 3,     June 27,
                                              2001 (1)     2000 (2)     1999 (3)       1998         1997
                                             -----------  -----------  -----------  -----------  -----------
                                                   (in thousands, except for share and per share data)
Revenues.................................... $   166,861  $   126,518  $   141,757  $   115,952  $    74,534
Gross profit................................ $   118,167  $    82,543  $    93,056  $    80,196  $    58,745
Loss from operations........................ $   (12,937) $  (276,237) $   (98,957) $    (4,993) $   (20,207)
Net loss.................................... $   (11,469) $  (221,162) $   (96,375) $   (13,259) $   (20,507)
Net loss per share, basic and diluted....... $     (0.15) $     (2.95) $     (1.28) $     (0.18) $     (0.27)
Total assets................................ $   105,126  $    72,545  $    79,820  $    63,569  $    53,854
Stockholders' equity........................ $    35,609  $    23,113  $     2,883  $    16,641  $    30,311
Number of shares used in net loss per share,
  basic and diluted.........................  75,252,510   75,001,391   75,001,000   75,001,000   75,001,000

--------
(1)The net loss for fiscal 2001 includes unusual items of $8,924, comprising $1,851 of compensation expense and $7,073 of in-process research and development write-offs as related to the Stock Purchase Agreement and the VERITAS Merger as described in the notes 10 and 2, respectively, to the consolidated and combined financial statements and notes thereto.

(2)The net loss for fiscal 2000 includes unusual items of $242,569 described in note 10 to the consolidated and combined financial statements and notes thereto under "October 1999 Seagate Technology Exchange of Shares."

(3)The net loss for fiscal 1999 includes unusual items of $86,714 described in note 10 to the consolidated and combined financial statements and notes thereto under "June 1999 Seagate Technology Exchange Offer."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following information should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto and other information included elsewhere in this Form 10-K. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and information contained elsewhere in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors Affecting Future Operating Results" in this Form 10-K. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

   We are an information infrastructure company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated highly scalable suite of enterprise software products and solutions that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. We believe our solutions provide direct and rapidly achieved benefits including improved decision-making, lower overall IT costs and better business performance. We operate at the core of a broad industry segment that is commonly referred to as "business intelligence." We believe our products meet an extensive range of data-centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, OLAP reporting, analytic application development and packaged analytic applications. We sell our products through our direct sales force and certain indirect sales channels, such as distributor and OEM relationships.

   We derive revenues from the sale of licenses for our software products and from services that support our products such as maintenance, consulting, training and technical support.

   We recognize revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". These amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence ("VSOE") of fair value for the various elements in a multiple-element arrangement. We adopted the provisions of SOP 97-2 and SOP 98-4 as of the beginning of fiscal year 1999 and adopted SOP 98-9 as of the beginning of fiscal year 2000.

   SOP 97-2 requires that the total arrangement fee from software arrangements that include rights to multiple software products, post contract customer support and/or other services be allocated to each element of the arrangement based on their relative fair values. Under SOP 97-2, the determination of fair value is based on VSOE.

   Prior to the second quarter of fiscal 2001 and in prior years, we could establish VSOE for most elements of our multiple-element arrangements, and accordingly, revenues were allocated to the individual elements on the basis of VSOE. Fair value was established for each element based on its individual sales price consistent with our pricing strategy. Our pricing strategy is established by our pricing group, consisting of representatives from our marketing, sales, finance and product development departments.

   During the second quarter of fiscal 2001, we adopted a new sales model that requires the sale of maintenance and technical support with certain software licenses, and as such, we are not able to establish sufficient VSOE for these license products. As a result of this change in circumstance, when these products are included in multiple-element arrangements, we apply the residual method of accounting as specified in SOP 98-9 such that the total fair value of the undelivered elements as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenue related to the delivered elements. The impact on revenues of applying the residual method of accounting in fiscal 2001 was not material.

   Although not typical, some OEM arrangements contain end-user maintenance elements for which VSOE has not been established, as sufficient evidence of consistent pricing and renewal rates has not been present. In such arrangements, we have recognized the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.

   We generally recognize licensing revenues, whether sold direct or through distributors or resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management. In instances where payments are subject to extended terms, we do not recognize revenues until the date payments become due.

   Our policy is to recognize no revenues on sales to distributors or resellers if any resale contingencies exist. Some of the factors that are considered to determine the existence of such contingencies include payment terms, collectability and history with the distributor or reseller. We recognize revenues when such contingencies have been resolved and the criteria for revenue recognition in SOP 97-2 are met.

   We recognize revenues for sales to distributors and resellers with rights of returns when the criteria for recognizing revenues, as outlined in Statement of Financial Accounting Standards No. 48 ("SFAS 48") "Revenue Recognition When Right of Return Exists" are met. However, we make estimates of future returns and reduce the revenues and related receivables accordingly by the amount of such estimates.

   Where rights of return exist and the criteria of SFAS 48 are not met, we do not recognize revenues until such time that all of the criteria are met. We consider factors including historical experience, nature of the product, fixed or determinable fees, arms length contract terms, the level of inventory in the distribution channels and the ability to reasonably estimate returns.

   We recognize revenues from technical support and maintenance ratably over the term of the arrangement, generally one year. We recognize revenues from training and consulting as the services are performed.

   Where our software arrangements require us to provide consulting services for significant production, modification or customization of software, or where these services are essential to the functionality of the software, we recognize revenues in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". In these arrangements, we recognize both the licensing revenues and consulting services revenues using the percentage of completion method based on the cost of labor inputs.

   We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2001 ended on June 29, 2001, fiscal 2000 ended on June 30, 2000 and fiscal 1999 ended on July 2, 1999. Fiscal 2001, 2000 and 1999 were each comprised of 52 weeks.

Sale of Seagate Technology

   On November 22, 2000, Seagate Technology, Seagate Software Holdings, and Suez Acquisition Company, an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group, completed the Stock Purchase Agreement, and Seagate Technology and VERITAS completed an agreement and plan of merger and reorganization, ("the Merger Agreement"). Suez Acquisition Company was a limited liability company organized under the laws of the Cayman Islands and formed solely for the purpose of entering into the Stock Purchase Agreement and related acquisitions. At the closing of the transactions contemplated by the Stock Purchase Agreement, Suez Acquisition Company assigned all of its rights under the Stock Purchase Agreement to New SAC.

   Upon consummation of the Stock Purchase Agreement, New SAC, through Suez Acquisition Company, purchased for $1.840 billion cash, including transaction costs of $25.0 million, all of the operating assets of Seagate Technology and its consolidated subsidiaries. This included Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions businesses and operations, our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Seagate Technology's equity investments. In addition, the wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

   Immediately following the consummation of the Stock Purchase Agreement and under the terms of the Merger Agreement, VERITAS acquired the remainder of Seagate Technology and a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, with Seagate Technology becoming a wholly owned subsidiary of VERITAS. This transaction is referred to as the VERITAS merger. VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including ours. In the VERITAS merger, the Seagate Technology stockholders received merger consideration consisting of VERITAS stock and cash.

   As part of the New SAC Transaction, New SAC, Seagate Technology and we agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with the company's operating assets. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an indemnification agreement. Pursuant to this agreement these entities and certain other subsidiaries of Seagate Technology, including us, were required to indemnify VERITAS and its affiliates for any liability for taxes of Seagate Technology, and the subsidiaries of Seagate Technology, including us, acquired by New SAC, in excess of an amount deposited into an escrow account by VERITAS. VERITAS deposited $150 million in an escrow account. This amount may be withdrawn by New SAC to satisfy these tax liabilities, including those of Crystal Decisions and its subsidiaries.

  Transaction Financing and Consideration Paid

   New SAC financed the acquisition of the Seagate Technology operating assets, including our common stock through:

  . Equity financing of $916 million from Silver Lake Partners L.P., TPG Partners III, L.P., August Capital, Chase Capital Partners, GS Private Equity Partners L.P. and other investors, including the following directors of our company: Stephen J. Luczo, Gregory B. Kerfoot and Donald
     L. Waite.

  . A senior secured credit facility of $700 million in the aggregate (in addition to a $200 million revolving loan facility) from the Chase Manhattan Bank, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation. This debt is guaranteed by various direct and indirect subsidiaries of New SAC including us and certain of our subsidiaries.

  . Senior subordinated notes of approximately $210 million issued by Seagate Technology International at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. Seagate Technology International is indirectly owned by New SAC. This debt is guaranteed by various direct and indirect subsidiaries of New SAC including us and certain of our subsidiaries.

  . Certain cash reserves of Seagate Technology of approximately $149 million, net of estimated transaction costs of $100 million.

  . In lieu of receiving consideration in connection with the Merger, most of Seagate Technology's senior management team converted a portion of their unvested Seagate Technology options and restricted stock ("rollover equity") with an aggregate value of $184 million into deferred compensation and an equity interest in New SAC. Although the amount of cash that Seagate Technology received from New SAC was reduced by the aggregate value of this converted equity, the total merger consideration received by

     Seagate Technology stockholders on a per share basis was not reduced due to the cancellation of a number of Seagate Technology stock options equal in value to the $184 million in rollover equity. As a result, while the cash component of the merger consideration received by Seagate Technology shareholders was reduced on a per share basis, the VERITAS shares component of the merger consideration was increased on a per share basis by an offsetting amount because of the antidilutive impact of the Seagate Technology stock options cancelled.

   The table below reconciles the total purchase price paid by New SAC for the operating assets of Seagate Technology and its consolidated subsidiaries, including the disc drive, tape drive, and intelligent storage businesses and operations, and our company under purchase and push down accounting. The net purchase price was allocated to the assets and liabilities of Seagate Technology and subsidiaries, including our company, based on their fair values at the date of the transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and subsidiaries at the date of the transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resultant negative goodwill was allocated to the long-lived tangible and intangible assets, including our assets, on the basis of relative fair values. This allocation reduced the recorded amounts by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, have been determined based upon independent appraisals.

                                                                 Allocated to
                                                                Purchase Price
  Purchase price allocation for New SAC (in millions)            for New SAC
  ---------------------------------------------------           --------------
  Net current assets (liabilities):
     Crystal Decisions.........................................     $    9
     All other businesses of New SAC...........................        930
  Long-term investments held by all other businesses of New SAC         42
  Tangible long-lived assets:
     Crystal Decisions.........................................          5
     All other businesses of New SAC...........................        773
  Intangible Assets:
     Crystal Decisions
         In-process research and development...................          7
         Developed technology..................................         15
         Assembled workforce...................................          7
     All other businesses of New SAC
         In-process research and development...................         52
         Developed technology..................................         61
         Assembled workforce...................................         46
         Trade name............................................         47
         Other intangible assets...............................          1
                                                                    ------
            Total Identified Intangible Assets.................        236
  Other long-term assets:
     All other businesses of New SAC...........................         42
  Other long-term deferred taxes:
     Crystal Decisions.........................................         (2)
     All other businesses of New SAC...........................        (73)
  Long-term liabilities owed by all other businesses of New SAC       (122)
                                                                    ------
  Net purchase price...........................................     $1,840
                                                                    ======

   The purchase price under the Stock Purchase Agreement was fixed and no contingencies have been identified that will result in a change in the overall purchase price. However, we have recorded allowances against deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109

("SFAS 109") as a part of the purchase price allocation, which, if released in the future could result in adjustments to the balances of long-lived assets.

   In addition, in connection with the purchase of the operating assets of Seagate Technology, New SAC established a $350 million valuation allowance against U.S. federal and state deferred tax assets arising from the transaction. The realization of New SAC's federal and state deferred tax assets subject to the valuation allowance will depend on its ability to generate taxable income in the United States in future fiscal years, the timing and amount of which are uncertain. New SAC anticipates that the tax benefits of the deferred tax assets, when realized, will result in a reduction in values of the intangible assets recorded in the purchase transaction, including those recorded in the push down adjustments to our company.

Change in Control of Crystal Decisions, Inc.

   Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, a Delaware corporation, and wholly owned subsidiary of Seagate Technology.

   As a result of the New SAC Transaction on November 22, 2000, New SAC, through Suez Acquisition Company, acquired 99.7% of the outstanding capital stock of our company. This transaction resulted in a change in control of our company. Under rules and regulations promulgated by the Securities and Exchange Commission, because more than 95% of our company was acquired and a change of ownership occurred, we restated all our assets and liabilities in the financial statements as of November 22, 2000 on a "push down" accounting basis. Accordingly, results of operations prior to November 22, 2000 and comparative information presented do not reflect these adjustments. New SAC did not purchase shares of our common stock that are outstanding as a result of the exercise of options to purchase these shares under our 1999 and 2000 Stock Option Plans. Our minority stockholders continue to hold their interests in our common stock and the outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans remain outstanding.

   The table below lists the net purchase price allocation to our company of the tangible and intangible assets acquired. The purchase price allocated to us as a result of the New SAC Transaction is not necessarily indicative of what the purchase price would have been for us on a stand-alone basis.

                                                                Net Purchase
  Purchase Price Allocation                                   Price Allocation
  -------------------------                                   ----------------
                                                               (in thousands)
  Net current assets acquired................................     $ 9,138
  Tangible long-lived assets acquired........................       5,130
                                                                  -------
                                                                   14,268
                                                                  -------
  Intangible assets acquired:
     Developed technology (1)................................      15,234
     Assembled work force (2)................................       7,073
     In-process research and development (3).................       7,073
     Deferred tax liability..................................      (2,126)
                                                                  -------
                                                                   27,254
                                                                  -------
         Total...............................................     $41,522
                                                                  =======

--------
(1) The value of the developed technology has been estimated by discounting the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation for developed technology, which had reached technological feasibility and therefore was capable of being capitalized. The developed technology is being amortized on the straight-line basis over its estimated useful life (36 months) and the amortization is included in cost of revenues.

(2) The estimated value of the assembled work force has been determined by estimating the costs to replace the existing employees, including the recruiting, hiring and training costs for each category of employee. The assembled workforce is being amortized on a straight-line basis over its estimated useful life (36 months) and the amortization is included in amortization of goodwill and other intangibles.

(3) As the basis for identifying the in-process research and development ("IPR&D"), our developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Statement of Financial Accounting Standards No. 2 ("SFAS 2") and SFAS 86. We have charged the value allocated to projects identified as IPR&D to expense in the period the transactions close. This write-off is necessary because the acquired technologies have not yet reached technological feasibility and have no future alternative uses.

   At the valuation date, our company was in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70%, and 75% complete based on total man-hours and absolute time. We expect these three projects to be completed prior to the end of fiscal 2002, at an estimated total cost of $28 million. As at June 29, 2001, these projects were on track for completion within the previously estimated time period. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We expect that the acquired IPR&D will be successfully developed, but we cannot ensure that commercial viability of these products will be achieved.

   The value of our purchased IPR&D has been calculated by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.

   Upon the completion of the New SAC Transaction on November 22, 2000, the tax allocation agreement we had with Seagate Technology was terminated, and we will not file federal income tax returns on a consolidated basis with New SAC or any of its subsidiaries. We may enter into a state tax allocation agreement with affiliates of New SAC, as applicable. Therefore, New SAC will not benefit from, nor will it reimburse us pursuant to, the tax allocation agreement for federal tax losses that we sustain subsequent to consummation of the transaction. In prior periods, we have received substantial cash payments from our company's tax losses utilized by Seagate Technology, which we have used to reduce our obligations to Seagate Technology under an intercompany revolving loan agreement. As a result of the termination of the federal tax allocation agreement, we may not be able to convert any future tax losses into cash.

   As part of the financing of the New SAC Transaction, certain assets of New SAC, the disc drive, tape drive and intelligent storage businesses and operations, and certain other subsidiaries of New SAC including us and certain of our subsidiaries are now pledged as a guarantee for debt issued to finance the New SAC Transaction.

  Allocation of Purchase Price to our Company Pursuant to the Application of Push Down Accounting

   The New SAC Transaction on November 22, 2000 constituted a purchase of Seagate Technology and resulted in a change in control of our company. The accounting for the purchase transaction has been "pushed down" to our financial statements. The consolidated and combined financial statements as of June 29, 2001 reflect the historical results of operations and financial position up to the date of the New SAC Transaction. At November 22, 2000, the push down purchase accounting adjustments resulted in the revaluation of our assets and liabilities from the historical figures at November 22, 2000. Following this the results of operations and financial position for the period from November 23, 2000 to June 29, 2001 reflect the effects of the restated balances.

   As a result of the New SAC Transaction and the push down accounting, our results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

   The following summarizes the impact of push down accounting on our results:

  . Revenue. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million. Consequently, revenues were lower by $1.2 million in fiscal 2001 than they would have been had the push down adjustments not occurred as the revenues have been adjusted on a declining basis during the twelve months following the date of the transaction.

  . Depreciation and amortization. As a result of the allocation of negative goodwill to our long-lived tangible assets, our capital assets were reduced by $4.3 million. Consequently, we recorded approximately $1.5 million less depreciation expense in fiscal 2001, than we would have recorded had the push down adjustments not been made. In addition, we recorded additional amortization expense of approximately $3.3 million in fiscal 2001 resulting from the recording of the incremental fair value of intangibles in the push down adjustments.

  . In-process research and development. We wrote off IPR&D of $7.1 million as an expense during fiscal 2001.

  . Tax effects. The tax provision of $1.2 million for fiscal 2001 was decreased by approximately $275,000 relating to the reversal of a portion of the deferred tax liabilities recorded in connection with the push down adjustments.

Other Significant Transactions Impacting Our Financial Reporting

   In August 1999, we were formed to acquire Seagate Software Holdings' IMG business. On November 16, 1999, Seagate Software Holdings contributed the IMG business to us in exchange for 75,000,000 shares of common stock. Prior to November 16, 1999, Seagate Software Holdings entered into two separate share exchange transactions with Seagate Technology. The first, the "June 1999 Seagate Technology Exchange Offer", relates to an offer Seagate Technology made to the optionees and stockholders of Seagate Software Holdings to exchange shares of Seagate Software Holdings common stock for shares of Seagate Technology common stock. The June 1999 Seagate Technology Exchange Offer was made at the time of the contribution of the Network & Storage Management Group ("NSMG") business to VERITAS. The second exchange transaction, the "October 1999 Seagate Technology Exchange of Shares" was the result of a reorganization of Seagate Software Holdings. This reorganization resulted in Seagate Software Holdings becoming a wholly owned subsidiary of Seagate Technology and the minority stockholders of Seagate Software Holdings receiving Seagate Technology common stock for their Seagate Software Holdings common stock and options. Each of the June 1999 and October 1999 exchanges resulted in Seagate Software Holdings recording compensation expense for stock options and shares held less than six months and purchase accounting where shares were held by minority shareholders longer than six months. A portion of the amount of excess purchase price and compensation expense was allocated to us, as explained below.

  The June 1999 Seagate Technology Exchange Offer

   On May 28, 1999, Seagate Software Holdings contributed its NSMG business and related assets and liabilities to VERITAS in exchange for shares of VERITAS common stock. In a separate but related transaction on June 9, 1999, Seagate Technology exchanged 5,275,772 shares of Seagate Technology common stock for 3,267,255 shares of Seagate Software Holdings common stock owned by employees, directors and consultants of Seagate Software Holdings and its parent and subsidiaries. The exchange ratio was determined based on the estimated value of Seagate Software Holdings common stock divided by the fair market value of Seagate Technology common stock. The estimated value of Seagate Software Holdings common stock exchanged for Seagate Technology common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the IMG business of Seagate Software Holdings as determined by the Seagate Software Holdings' Board of Directors, plus the assumed proceeds from the exercise of all outstanding Seagate Software Holdings stock options, divided by the number of fully converted shares of Seagate Software Holdings. The Board of Directors of Seagate Software Holdings considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows and consultations with financial advisors.

   Seagate Software Holdings recorded the acquisition of its common stock by Seagate Technology as an acquisition of the minority interest by Seagate Technology. Seagate Software Holdings accounted for the exchange of shares of its common stock outstanding and vested more than six months as the purchase of a minority interest and, accordingly, the fair value of $51.8 million for the shares exchanged was allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. For those shares outstanding and vested less than six months, the fair value of the shares purchased less the original purchase price paid by the employees was recorded as compensation expense as this constituted an early settlement of an award of stock or grant of an option. Compensation expense associated with the issuance of Seagate Technology shares amounted to approximately $102.5 million, plus $630,000 of employer portion of payroll taxes.

   Related to the June 1999 Seagate Technology Exchange Offer, Seagate Software Holdings recorded additional compensation expense of $8.6 million for the purchase of unvested stock options held by certain continuing employees. This amount was not considered a capital contribution from Seagate Technology. In addition, Seagate Software Holdings recorded compensation expense amounting to $12.7 million for accelerated vesting on certain stock options for its former Chief Executive Officer and several other employees, each of whom became employees of VERITAS.

   Our consolidated and combined statement of operations for fiscal 1999 includes an allocation of compensation expense arising from the June 1999 Seagate Technology Exchange Offer attributable to us. Compensation expense was allocated to us on the basis of employees specifically identified with our business who participated in the exchange and for those employees of Seagate Software Holdings and Seagate Technology who performed services for us, on the basis of time estimates. Accordingly, we recorded $77.5 million of the $102.5 million of total compensation expense as a capital contribution from Seagate Technology. In addition, as both the $630,000 aforementioned employer portion of payroll taxes and the $8.6 million aforementioned compensation expense for the purchase of unvested stock options related to certain of our continuing employees, these amounts were reflected as expenses for fiscal 1999. We did not record any of the aforementioned $12.7 million compensation expense that arose from the accelerated vesting on certain stock options for employees who became employees of VERITAS because the compensation expense was not attributable to our employees.

   Our consolidated and combined financial statements for fiscal 1999 also include an allocation of $5.4 million of the $51.8 million purchase price allocation described above. The allocation to us was based on the fair value of our assets relative to Seagate Software Holdings. A number of factors were considered in determining our estimated fair value, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

   The allocation of the purchase price to our intangible assets as of June 9, 1999 was as follows:

    Developed technology....................................... $  686,000
    Trademark..................................................    158,000
    Assembled work force.......................................    207,000
    In-process research and development........................    109,000
    Goodwill...................................................  4,700,000
    Deferred tax liability.....................................   (412,000)
                                                                ----------
       Total purchase price allocated.......................... $5,448,000
                                                                ==========

  Methodology

   The excess purchase price attributable to us was allocated to intangible and tangible assets based on their fair market values for our company on a stand-alone basis in accordance with the provisions of Accounting Principles Board ("APB") Opinions No. 16 and 17.

   Our tangible net assets principally include cash, intercompany loan receivable and payable, accounts receivable, other current assets and capital assets. Liabilities principally include accounts payable, accrued employee compensation and other accrued liabilities.

   To estimate the value of the developed technologies, we discounted the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology.

   We estimated the value of trademarks by considering, among other factors, the assumption that in lieu of ownership of a trademark, a company would be willing to pay a royalty in order to exploit the related benefits of such a trademark.

   We estimated the value of the assembled workforce as the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee.

   We charged the value allocated to projects identified as in-process technology to expense. These write-offs were necessary because the acquired technologies had not reached technological feasibility at the date of purchase and had no future alternative uses. We expect that the acquired IPR&D will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

   The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We estimated the value of our purchased in-process technology as the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products, excluding revenues attributable to future development efforts. We then discounted these cash flows back to their net present value. The projected net cash flows from such projects were based upon our estimates of revenues and operating profits related to such projects.

   Goodwill was calculated as the residual difference between the estimated amount of excess purchase price allocated to us and the values assigned to identifiable tangible and intangible assets and liabilities.

  The October 1999 Seagate Technology Exchange of Shares

   On October 20, 1999, the stockholders of Seagate Software Holdings approved the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. Seagate Software Holdings' assets consisted of the assets of the IMG business and its investment in the common stock of VERITAS. The merger was effected on October 20, 1999. Upon the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. All outstanding options to purchase Seagate Software Holdings common stock were accelerated immediately prior to the merger. In connection with the merger, Seagate Software Holdings minority stockholders and optionees received payment in the form of 3.23 shares of Seagate Technology's common stock per share of Seagate Software Holdings common stock, less any amounts due for the payment of the exercise price of unexercised options. Seagate Technology issued 9,124,046 shares of its common stock from treasury shares to optionees and minority stockholders of Seagate Software Holdings in connection with the merger.

   Seagate Technology accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software Holdings common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19.4 million and was recorded as purchase price and allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. Seagate Technology accounted for the exchange of shares of its common stock for stock options in Seagate Software Holdings held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. Seagate Technology recorded compensation expense of $283.6 million, plus $2.1 million of employer portion of payroll taxes, related to the purchase of a minority interest in Seagate Software Holdings.

   Our consolidated and combined statement of operations for fiscal 2000 includes an allocation of compensation expense arising from the October 1999 Seagate Technology Exchange of Shares. Compensation expense was allocated to us on the basis of employees specifically identified with our business and for those employees that performed services for us, on the basis of time estimates. Accordingly, we recorded $239.6 million of the $283.6 million compensation expense related to the October 1999 Seagate Technology Exchange of Shares as a capital contribution from Seagate Technology. In addition, the $2.1 million of payroll taxes paid related to our employees and therefore we recorded that amount as an expense for fiscal 2000.

   In addition, $877,000 of legal and accounting costs were incurred by us in connection with our recapitalization and reorganization.

   Our consolidated and combined financial statements for fiscal 2000 also include an allocation of $1.2 million of the $19.4 million purchase price allocation described above. The allocation was based on the fair value of our assets relative to the fair value of Seagate Software Holdings. A number of factors were considered in determining our estimated fair value including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

   The allocation of the purchase price to our intangible assets as at October 20, 1999 was as follows:

    Developed technology....................................... $  156,000
    Trademark..................................................     36,000
    Assembled work force.......................................     47,000
    In-process research and development........................     25,000
    Goodwill...................................................  1,071,000
    Deferred tax liability.....................................    (94,000)
                                                                ----------
       Total purchase price allocated.......................... $1,241,000
                                                                ==========

   The excess purchase price attributable to us was allocated to intangible and tangible assets based on their fair market values using the same methodolody as described above for the June 1999 Seagate Technology Exchange Offer.

Results of Operations

   The following table sets forth certain consolidated statement of operations data as a percent of total revenues for the period indicated:

                                                        For the years ended
                                                     -------------------------
                                                     June 29, June 30, July 2,
                                                       2001     2000    1999
                                                     -------- -------- -------
  Revenues:
     Licensing......................................    64%      59%     65%
     Maintenance, support and services..............    36%      41%     35%
                                                       ----     ----    ----
         Total revenues.............................   100%     100%    100%
                                                       ----     ----    ----

  Cost of revenues:
     Licensing......................................     3%       3%      3%
     Maintenance, support and services..............    24%      31%     25%
     Amortization of developed technologies.........     2%       0%      3%
     Write-off of developed technologies............     0%       0%      3%
                                                       ----     ----    ----
         Total cost of revenues.....................    29%      34%     34%
                                                       ----     ----    ----
  Gross profit......................................    71%      66%     66%

  Operating expenses:
     Sales and marketing............................    44%      51%     45%
     Research and development.......................    17%      21%     16%
     General and administrative.....................    11%      17%     10%
     Amortization of goodwill and other intangibles.     1%       2%      3%
     Unusual items..................................     1%     192%     61%
     Write-off of in-process research and
       development..................................     4%       0%      0%
     Restructuring costs............................     0%       1%      0%
                                                       ----     ----    ----
         Total operating expenses...................    78%     284%    135%
                                                       ====     ====    ====

  Fiscal Years Ended June 29, 2001, June 30, 2000, and July 2, 1999

   Revenues

   Total revenues increased 32% to $166.9 million in fiscal 2001 from $126.5 million in fiscal 2000 and decreased 11% in fiscal 2000 from $141.8 million in fiscal 1999. In each year presented, a majority of our revenues were derived from licensing fees for our products. We also derive revenues from maintenance related to the licensing of our products, consulting services, training activities and technical support. The increase in total revenues in fiscal 2001 was primarily attributable to an increase in the size of our sales force subsequent to turnover of the sales force and certain management positions in October 1999 and an increase in productivity of our sales force. In addition, the release of Crystal Enterprise in March 2001 and other product releases in the second half of fiscal 2001 contributed to the overall revenue growth during the fiscal year. While we intend to endeavor to maintain and increase our sales productivity in the long-term, a potential slowdown in the global economy may result in a decline in information technology spending by our existing and prospective customers in the near future. As a result, we may not be able to maintain the revenue growth rates we have achieved over the past year.

   In fiscal 2001, fiscal 2000 and fiscal 1999, revenues from a third-party customer, Ingram, accounted for a total of $27.7 million, $25.3 million and $18.3 million, respectively, and represented more than 10% of the total revenues in each period. No other customers accounted for 10% or more of our total revenues in fiscal 2001, fiscal 2000 or fiscal 1999.

   Licensing revenues. Licensing revenues increased 44% to $107.0 million in fiscal 2001 from $74.2 million in fiscal 2000 and decreased 19% in fiscal 2000 from $92.0 million in fiscal 1999.

   The increase in licensing revenues in fiscal 2001 was primarily attributable to an increase in the size and productivity of our direct sales force compared to fiscal 2000, resulting in an expansion of our customer base. In addition, new product releases during fiscal 2001 and the latter half of fiscal 2000, such as Crystal Reports 8 in February 2000, Crystal Reports 8.5 and Crystal Enterprise in March 2001, contributed to increases in revenues. The decline in fiscal 2000 compared to fiscal 1999 was primarily attributable to significant voluntary and involuntary turnover of our direct sales force in the first half of the fiscal year. The time required to hire and train new sales personnel resulted in lower productivity of the sales force in fiscal 2000 than in the prior year. This resulted in a decline in license sales of our direct sales dependent products, such as Seagate Info and Holos. We added new members to our sales force throughout fiscal 2000 to near fiscal 1999 levels and continued to invest in our sales force in fiscal 2001.

   Maintenance, support and services revenues. Our maintenance, support and services revenues consist of revenues from maintenance related to our products, consulting services, training activities and technical support. Maintenance, support and services revenues increased 14% to $59.8 million in fiscal 2001 from $52.3 million in fiscal 2000 and increased 5% in fiscal 2000 from $49.7 million in fiscal 1999. As a percentage of total revenues, maintenance, support and services revenues decreased to 36% of total revenues in fiscal 2001 from 41% in fiscal 2000 and increased to 41% in fiscal 2000 from 35% of total revenues in fiscal 1999. The year-over-year absolute dollar increases in maintenance, support and services revenues were attributable to the higher cumulative installed customer base, from new and existing customers, which resulted in increased sales of maintenance agreements and consulting services.

   Revenues based on the geographic location of customers were as follows (in thousands):

                                                  For the years ended
                                               --------------------------
                                               June 29, June 30, July 2,
                                                 2001     2000    1999
                                               -------- -------- --------
       United States.......................... $113,175 $ 83,080 $ 86,945
       Europe.................................   31,812   28,570   38,625
       Other..................................   21,874   14,868   16,187
                                               -------- -------- --------
          Total revenues...................... $166,861 $126,518 $141,757
                                               ======== ======== ========

   Revenues from sales outside of the United States represented 32%, 34% and 39% of total revenues for fiscal 2001, 2000 and 1999, respectively. Revenues from sales outside of the United States increased in total by 24% to $53.7 million in fiscal 2001 from $43.4 million in fiscal 2000. The increase in revenues from sales outside the United States in fiscal 2001 was primarily attributable to the expansion of our customer bases and sales channels and an increase in the size and productivity of our direct sales force in these regions. Revenues from sales outside of the United States decreased in total by 21% from $43.4 million in fiscal 2000 to $54.8 million in fiscal 1999 because the turnover in our direct sales force was greater in Europe than in the United States. Our operating results from Europe and other regions are also impacted by seasonal reductions in business activity in the summer months; however, to date, the impact has not been material.

   A majority of our revenues are denominated in U.S. Dollars, the currency in which we report our operating results. We also collect a portion of our revenues in currencies other than the U.S. Dollar such as Canadian Dollars, British Pounds Sterling, German Marks, French Francs, Australian Dollars and Japanese Yen. We expect an increasing portion of our revenues to be denominated and collected in the Single European Currency ("Euro") in the future. During fiscal 2001, approximately 4% of our revenues were denominated and collected in currencies that will be denominated and collected in the Euro. To date, the foreign exchange gains and losses on transactions and revenues reported by those subsidiaries to be denominated in the Euro have not been significant nor have any costs related to the Euro conversion. Translation adjustments from consolidation of such foreign operations are presented within comprehensive income (loss).

  Cost of Revenues

   Cost of revenues increased 11% to $48.7 million in fiscal 2001 from $44.0 million in fiscal 2000. Cost of revenues decreased 10% to $44.0 million in fiscal 2000 from $48.7 million in fiscal 1999. As a percentage of total revenues, cost of revenues was 29% in fiscal 2001, and 34% in both fiscal 2000 and fiscal 1999. The absolute dollar increase in cost of revenues in fiscal 2001 is primarily attributable to a $2.9 million increase in the amortization of developed technologies as a result of the push down accounting in fiscal 2001. Excluding the effect of the increase in amortization of developed technologies, the cost of revenues was relatively unchanged. This was largely attributable to a corporate-wide initiative to manage costs, while supporting revenue growth. The absolute dollar decrease in cost of revenues in fiscal 2000 was a result of a $9.0 million decline in amortization and write-off of developed technologies, offset in part by increased salaries and benefit expenses related to increased technical support and professional services personnel.

   Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, packaging and distribution of software, related fulfillment personnel and third party royalties. The cost of licensing revenues increased 40% to $5.7 million in fiscal 2001 from $4.1 million in fiscal 2000, but decreased 3% to $4.1 million in fiscal 2000 from $4.2 million in fiscal 1999. As a percentage of licensing revenues, cost of licensing revenues decreased to 5% in fiscal 2001 from 6% in fiscal 2000 and 5% in fiscal 1999. The increase in cost of licensing revenues in absolute dollars was primarily due to the increased volume of shipments during fiscal 2001. We expect cost of licensing revenues to increase in absolute dollars and as a percentage of total revenues because of costs incurred with new product releases, increased order fulfillment costs, new packaging of our products and printing costs associated with revised documentation materials. The increased cost of licensing revenues as a percentage of licensing revenues in fiscal 2000 was due in part to a write-down of obsolete product materials.

   Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for technical support, training, consulting, maintenance services and the cost of materials delivered with enhancement releases. The cost of maintenance, support and services revenues increased 1% to $39.9 million in fiscal 2001 from $39.7 million in fiscal 2000 and increased 13% from $35.2 million in fiscal 1999. As a percentage of maintenance, support and services revenues, cost of maintenance, support and services revenues were 67% in fiscal 2001, 76% in fiscal 2000, and 71% in fiscal 1999. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues was primarily attributable to an increased use of company personnel rather than sub-contracted consultants to perform customer services and more efficient delivery of some of our support services. The absolute dollar increase in fiscal 2000 was due to increases in maintenance, support and services personnel and related salaries and benefits. Cost of maintenance, support and services revenues may vary between periods because of the mix of services we provide and the extent to which we use outside consultants to assist us.

   Amortization and write-off of developed technologies. Amortization and write-off of developed technologies increased to $3.1 million in fiscal 2001 from $198,000 in fiscal 2000. Amortization and write-off of developed technologies decreased 98% to $198,000 in fiscal 2000 from $9.2 million in fiscal 1999. As a percentage of total revenues, amortization and write-off of developed technologies were 2% in fiscal 2001, 0% in fiscal 2000 and 6% in fiscal 1999. The increase in amortization of developed technologies in fiscal 2001 was attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22, 2000, which included $15.2 million related to developed technologies. Effective November 23, 2000, we began amortizing developed technology over 36 months. The decrease in the amortization and write-off of developed technologies in fiscal 2000 was primarily attributable to intangible assets that were fully amortized during fiscal 1999 and a $4.7 million write-off of certain developed technologies that occurred during fiscal 1999.

  Gross Profit

   Our gross profit as a percentage of total revenues increased to 71% in fiscal 2001 from 66% in fiscal 2000 and 66% in fiscal 1999. The increase in our gross profit was primarily attributable to the low total dollar cost of licensing revenues relative to total dollar amount of licensing revenues. Therefore, while cost of licensing revenues generally increased by the same magnitude as licensing revenues, the absolute dollar increase in cost of licensing may be lower, resulting in improved gross profits. In addition, we grew our maintenance, support and services revenues at a greater rate than the cost of maintenance, support and services, resulting in improved gross profits.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities and related facilities and other costs. Sales and marketing expenses increased 13% to $72.8 million in fiscal 2001 from $64.6 million in fiscal 2000 and increased 1% to $64.6 million in fiscal 2000 from $64.1 million in fiscal 1999. As a percentage of total revenues, sales and marketing expenses decreased to 44% in fiscal 2001 from 51% in fiscal 2000 and increased in fiscal 2000 from 45% in fiscal 1999. The absolute dollar increase in sales and marketing expenses in fiscal 2001 was primarily due to the rebuilding and expansion of our sales force. The decrease as a percentage of total revenues for fiscal 2001 was primarily attributable to the increase in productivity of our sales force and the resultant increase in revenues. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of total revenues as we continue to increase our direct sales force and promote our products and services.

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 7% to $28.2 million in fiscal 2001 from $26.4 million in fiscal 2000 and increased 16% to $26.4 million in fiscal 2000 from $22.6 million in fiscal 1999. As a percentage of total revenues, research and development expenses decreased to 17% in fiscal 2001 from 21% in fiscal 2000 and increased in fiscal 2000 from 16% in fiscal 1999. The increases in research and development expenses in absolute dollars for the respective periods were primarily due to increases in personnel and related expenses. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in our products.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, information systems and other administrative costs, including bad debt expenses. General and administrative expenses decreased 11% in fiscal 2001 to $18.6 million from $20.9 million in fiscal 2000 and increased 51% to $20.9 million in fiscal 2000 from $13.8 million in fiscal 1999. As a percentage of total revenues, general and administrative expenses decreased to 11% in fiscal 2001 from 17% in fiscal 2000 and increased in fiscal 2000 from 10% in fiscal 1999. The decrease in absolute dollars in fiscal 2001 was primarily attributable to a decline in outside services expense including accounting and other costs related to meeting initial regulatory reporting requirements during fiscal 2000. The decline was also because of more efficient management of general and administrative expenses, including bad debt expenses, which declined by approximately 70% compared to fiscal 2000. This decline was partially offset by increases in personnel and related salaries and benefit costs. The increase in absolute dollars in fiscal 2000 was primarily attributable to increases in personnel costs related to the transition of accounting and other functions from Seagate Technology, increased legal and accounting expenses associated with increased legislative reporting requirements during fiscal 2000, and an increase in bad debt expenses. We expect general and administration expenses to vary in absolute dollars and as a percentage of total revenues as we continue to progress our company.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased 33% in fiscal 2001 to $2.0 million from $3.0 million in fiscal 2000 and decreased 36% in fiscal 2000 to $3.0 million from $4.8 million in fiscal 1999. As a percentage of total revenues, amortization of goodwill and intangibles decreased to 1% in fiscal 2001 from 2% in fiscal 2000, and decreased to 2% in fiscal 2000 from 3% for fiscal 1999. Amortization of goodwill and other intangibles up to November 22, 2000, arose from the purchase of minority interests of prior share transactions between Seagate Software Holdings and Seagate Technology. At November 22, 2000, as part of the New SAC Transaction, the intangibles were revalued and pushed down to our Company at a net fair value (excluding IPR&D) of $22.3 million. Assembled workforce comprised $7.1 million of the revalued balance and we began amortizing this balance over 36 months commencing on November 23, 2000. Amortization for fiscal 2001 decreased relative to fiscal 2000 due to a lower asset base and different combination of assets. Amortization for fiscal 2000 decreased relative to fiscal 1999 as intangible assets were fully amortized.

   Restructuring Costs. Restructuring costs were $573,000, representing less than 1% of total revenues, for fiscal 2001. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer office locations. The charges were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At June 29, 2001, amounts remaining accrued but unpaid were not considered material. We believe this restructuring was not significant and will not have a material impact on our future revenues, operating costs or operating results.

   Restructuring charges were $1.3 million, representing 1% of total revenues, in fiscal 2000. The charges resulted from a company-wide restructuring plan announced in October 1999 to realign resources to better manage and control our business. The charges comprised severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000 and no amounts were outstanding as of June 30, 2000. We believe there are no further restructuring liabilities related to this plan. In addition, we believe that the future benefit of this plan, while not quantifiable, is a more focused and productive company. Any benefits in the form of cost reductions because of reduced salaries were realized by the end of fiscal 2000 and are not expected to continue.

   Write-off of In-process Research and Development. As part of the push down of the purchase price allocation of the New SAC Transaction, $7.1 million of IPR&D was recorded at November 22, 2000. This amount, which was 4% of our total revenues in fiscal 2001, was written off in its entirety in fiscal 2001 as the acquired technologies had not yet reached technological feasibility and there were no future alternative uses.

   As the basis for identifying the IPR&D, our developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of SFAS 2 and SFAS 86.

   At the valuation date, we were in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70% and 75% complete based on total man-hours and absolute time. We expect these three projects to be completed prior to the end of fiscal 2002, at an estimated total cost of $28 million. As at June 29, 2001, these projects were on track for completion within the previously estimated time period. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. We expect that the acquired IPR&D will be successfully developed, but we cannot ensure that commercial viability of these products will be achieved.

   The value of the purchased IPR&D was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.

   Unusual Items. Unusual items in fiscal 2001 of $1.9 million, or 1% of total revenues, comprised the push down of compensation expense attributable to our employees arising from the acceleration and net exercise of Seagate Technology options to purchase 51,500 shares of Seagate Technology common stock held by our employees on November 22, 2000, the closing date of the New SAC Transaction. Upon closing of the New SAC Transaction, vesting of Seagate Technology options, other than the $184 million rollover equity, was accelerated in full. The options were net exercised for merger consideration of
0.4465 shares of VERITAS common stock and $8.55 cash per share of Seagate Technology common stock. The accelerated vesting and net exercise of these options resulted in this compensation expense.

   Unusual items in fiscal 2000 of $242.6 million, or 192% of total revenues, comprised the compensation expense and associated expenses attributable to our employees related to the October 1999 Seagate Technology Exchange of Shares. In connection with the merger of Seagate Daylight Merger Corp., with and into Seagate Software Holdings in October 1999, Seagate Software Holdings minority stockholders and optionees received payment in the form of 3.23 shares of Seagate Technology common stock per share of Seagate Software Holdings common stock, less any amounts due for the payment of the exercise price of unexercised options. Seagate Technology accounted for the exchange of shares of its common stock for stock options in Seagate Software Holdings held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. Seagate Technology recorded compensation expense of $283.6 million, plus $2.1 million of employer portion of payroll taxes, related to the purchase of minority interest in Seagate Software Holdings. Of the $283.6 million of compensation expense, $239.6 million of compensation expense was allocated to us on the basis of employees specifically identified with our business and for those employees that performed services for us, on the basis of time estimates. In addition, the $2.1 million of the employer portion of payroll taxes paid related to our employees and therefore was recorded as an expense. We also incurred legal and accounting costs of $877,000 with respect to this transaction.

   Unusual items in fiscal 1999 of $86.7 million, or 61% of total revenues, comprised the compensation expense attributable to our employees related to the June 1999 Seagate Technology Exchange Offer. In June 1999, Seagate Technology exchanged shares of its common stock for shares of Seagate Software Holdings common stock owned by employees, directors and consultants of Seagate Software Holdings and its parent and subsidiaries. For those shares outstanding and vested less than six months, Seagate Software Holdings recorded compensation expense of $102.5 million equal to the fair value of the shares purchased less the original purchase price paid by the employees, plus $630,000 of employer portion of payroll taxes. Of the $102.5 million of compensation expense, Seagate Software Holdings allocated $77.5 million of compensation expense to us on the basis of employees specifically identified with our business and for those employees that performed services for us, on the basis of time estimates. In addition, the $630,000 of employer portion of payroll taxes paid, related to our employees and therefore was recorded as an expense. We also expensed the $8.6 million of compensation expense for the purchase of unvested stock options held by certain of our continuing employees.

   After the completion of the October 1999 Seagate Technology Exchange of Shares transaction, we established new non-compensatory stock option plans, the 1999 Stock Option Plan ("1999 Plan") and our 2000 Stock Option Plan ("2000 Plan"), (collectively the "Crystal Decisions Plans"). The Crystal Decisions Plans provide for the issuance of incentive and nonstatutory stock options to employees, directors and consultants of our company, our parent and its subsidiaries. We did not record any compensation expense under these plans in fiscal 2001 or fiscal 2000.

   Interest and Other Income (Expense), Net. Interest and other income (expense), net consists of interest income, interest expense and net foreign currency exchange gains or losses. Interest and other income (expense), net increased to $2.7 million in fiscal 2001 from $20,000 in fiscal 2000 and decreased to $20,000 in fiscal 2000 from $56,000 in fiscal 1999. Interest and other income (expense), net fluctuates on a year-to-year basis depending on fluctuations in Seagate Technology LLC's in-house portfolio yield, LIBOR, our net outstanding loan balance from Seagate Technology LLC, and for the net foreign currency gains or losses, change in foreign currency exchange rates. Beginning in fiscal 2001, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 6.46% for fiscal 2001). The increase in interest and other income during fiscal 2001 was primarily attributable to interest earned on balances receivable under the revolving loan agreement during the year and on excess cash managed by Seagate Technology LLC on our behalf. Net interest income of $1,845,000 was earned and net interest expense of $583,000 was incurred on the net receivable/payable balance for fiscal 2001 and fiscal 2000, respectively. The outstanding loan balance fluctuates depending on working capital required to fund operations. In addition, our net loan or receivable balance historically was offset by and fluctuated as a result of amounts due or receivable from Seagate Technology under a tax allocation agreement we had with Seagate Technology.

   During fiscal 2000 and fiscal 1999, for our borrowings from or balances due from Seagate Technology, we paid or earned interest at LIBOR plus 2% per annum on borrowings or amounts receivable (average of 7.85% in fiscal 2000).

   The net foreign currency exchange gain or loss represents the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. Dollars and varies depending upon currency exchange rates. We recorded foreign currencies gains of $701,000, $519,000 and $39,000, respectively, for fiscal 2001, fiscal 2000, and fiscal 1999 as a result of foreign currency fluctuations.

   Income Taxes. We recorded an income tax provision of $1.2 million at an effective rate of -12% in fiscal 2001 compared with a $55.1 million income tax benefit at an effective rate of 20% in fiscal 2000 and a $2.5 million income tax benefit at an effective rate of 3% in fiscal 1999.

   A valuation allowance has been provided against the deferred tax assets arising from temporary differences and operating losses carried forward due to the uncertainty of their realizability. The tax expense for fiscal 2001 included benefits recorded during the period from July 1, 2000 to November 22, 2000 under the tax allocation agreement we had with Seagate Technology.

   The effective rate used to record the expense from income taxes for fiscal 2001 was different from the U.S. federal statutory tax rate primarily due to operating in various foreign jurisdictions which have differing tax treatments as compared to the U.S., as well as due to an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the tax allocation agreement on November 22, 2000 and nondeductible charges arising from push down accounting. The effective rate used to record the income tax benefit in fiscal 2000 was less than the U.S. federal statutory tax rate primarily due to non-deductible expenses incurred in foreign jurisdictions in connection with the October 1999 recapitalization and reorganization of Crystal Decisions, including the October 1999 Seagate Technology Exchange of Shares. The effective rate used to record the income tax benefit in fiscal 1999 was less than the U.S. federal statutory tax rate primarily due to non-deductible compensation expense for certain employees associated with the June 1999 Seagate Technology Exchange Offer and increases in the valuation allowance for deferred tax assets.

   From the date of closing of the New SAC Transaction, we no longer file federal income tax returns on a consolidated basis with Seagate Technology. Therefore, Seagate Technology will not benefit from nor will it reimburse us pursuant to the tax allocation agreement for tax losses sustained by us subsequent to consummation of the transaction.

  Selected Quarterly Financial Data (Unaudited)

   The table below shows our unaudited quarterly statements of operations data for each of the eight quarters in the period ended June 29, 2001. This information has been derived from our unaudited consolidated and combined financial statements, which, in our opinion, have been prepared on the same basis as our audited consolidated and combined financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                     For the Quarters Ended
                             -----------------------------------------------------------------------------------------
                              June 29,    Mar. 30,     Dec. 29,     Sept. 29,    June 30,     Mar. 31,     Dec. 31,
                                2001        2001         2000         2000         2000         2000         1999
                             ----------- -----------  -----------  -----------  -----------  -----------  -----------
                                                        (in thousands, except share and per share data)
Revenues.................... $    46,218 $    43,594  $    40,145  $    36,904  $    33,956  $    34,387  $    30,298
Gross profit................ $    32,919 $    30,920  $    28,524  $    25,804  $    23,012  $    23,867  $    19,353
Net income (loss)........... $       564 $    (1,546) $    (8,308) $    (2,179) $    (2,173) $    (1,103) $  (213,234)
Net income (loss) per share,
 basis and diluted.......... $      0.01 $     (0.02) $     (0.11) $     (0.03) $     (0.03) $     (0.01) $     (2.84)
Weighted average number of
 shares, basic and diluted..  75,386,024  75,314,983   75,240,507   75,073,753   75,002,050   75,001,537   75,001,000


                               Oct. 1,
                                1999
                             -----------

Revenues.................... $    27,877
Gross profit................ $    16,311
Net income (loss)........... $    (4,652)
Net income (loss) per share,
 basis and diluted.......... $     (0.06)
Weighted average number of
 shares, basic and diluted..  75,001,000

   Net Revenues. Our quarterly revenues increased throughout fiscal 2001 and fiscal 2000 because of the growth in the size and productivity of our sales force during fiscal 2000 and fiscal 2001. In addition new product releases during fiscal 2001 and fiscal 2000, such as Crystal Reports 8.0 in February 2000 and Crystal Reports 8.5 and Crystal Enterprise in March 2001, contributed to the increases in revenues.

   Gross Profit. Our gross profit per quarter increased throughout fiscal 2001 and fiscal 2000 because of the growth in our licensing revenues, which have higher margins than our maintenance, support and services revenues. In addition, a decline in the cost of maintenance, support and services as a percentage of total revenues during fiscal 2001 contributed to the increase in gross profit. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues is primarily attributable to an increased use of company personnel rather than sub-contracted consultants to perform our services and more efficient delivery of some of our support services.

   Net Income (Loss). Our net income (loss) position continued to improve during fiscal 2001 and fiscal 2000 because of a company-wide effort to control our costs. The net loss of $8.3 million for the quarter ended December 29, 2000 included a $7.1 million write-off of IPR&D and the push down of $1.9 million of non-cash compensation expense, both arising from the New SAC Transaction.

   In addition, during the quarter ended December 31, 1999 we recorded an unusual expense of $242.2 million. This unusual expense represented the compensation expense and associated expenses attributable to our employees related to the October 1999 Seagate Technology Exchange of Shares. This unusual item expense was partially offset by $39.8 million of tax benefits for the quarter at an effective rate of 16%. This effective rate was less than the U.S. federal statutory tax rate primarily due to non-deductible compensation expense for certain employees related to the October 1999 Seagate Technology Exchange of Shares.

   Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The quarterly fluctuations are caused by a number of factors, including demand for our products and services, size and timing of specific sales, product and price competition, timing and market acceptance of new product introductions and product enhancements by us and our competitors, the length of our sales cycle, personnel changes, budgeting cycles of our customers, changes in technology and changes caused by the rapidly evolving market for business intelligence products. Many of these factors are beyond our control. Therefore, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

Liquidity and Capital Resources

   Prior to the New SAC Transaction, Seagate Technology, as part of a general services agreement, provided cash management services to us. New SAC continues to provide these services through Seagate Technology LLC, a subsidiary of Seagate Technology Holdings, Inc., and an indirect subsidiary of New SAC. Seagate

Technology LLC uses a centralized cash management function for its domestic operations, including certain of our domestic operations. As at June 29, 2001, $31.0 million of our cash and cash equivalents were held in U.S. deposits managed by Seagate Technology LLC on our behalf. The remainder of our cash balances were maintained by our foreign operations. Foreign currency deposits are primarily Canadian Dollars, British Pounds Sterling, Japanese Yen and currencies tied to the Euro. Our cash is maintained in highly liquid operating accounts. At June 29, 2001, our cash balances totaled $34.4 million, an increase of $30.8 million from $3.6 million as of June 30, 2000. The increase in cash at June 29, 2001 was attributable to the repayment of $31.0 million by Seagate Technology LLC of the loan receivable balance under the revolving loan. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million.

   Prior to fiscal 2001, our operations were financed by borrowings from Seagate Technology. These borrowings were available to us under a revolving loan agreement with Seagate Technology that was renewed in July 2001 by Seagate Technology LLC. As renewed on July 4, 2001, our revolving loan agreement with Seagate Technology LLC expires on July 4, 2002. If not paid earlier, the loan is payable or receivable upon termination of the agreement. As of June 30, 2000, the revolving loan was in a net receivable balance of $25.7 million, and while the funds were available for use, no amounts were borrowed under the agreement in fiscal 2001. The net receivable arose largely because of offsetting amounts due from Seagate Technology under a tax allocation agreement for income tax loss benefits utilized by Seagate Technology relative to our tax loss position.

   Beginning July 4, 2000, we earned interest income on a monthly basis on net receivable balances outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 6.46% for fiscal 2001) and were charged interest expense on a monthly basis on net amounts payable (nil for fiscal 2001) at LIBOR plus 2% (average of 7.78% for fiscal 2001). During fiscal 2000 and fiscal 1999, we paid or earned interest at LIBOR plus 2% per annum on net outstanding balances payable or receivable (average of 7.85% for fiscal
2000). Effective July 4, 2001, we will continue to earn interest on amounts due under the revolving loan agreement at a rate calculated to be Seagate Technology LLC's in-house portfolio yield; however, we will be charged interest at LIBOR plus 3.5% on amounts borrowed.

   Net cash provided by operating activities was $13.0 million in fiscal 2001 and net cash used in operating activities was $21.6 million in fiscal 2000. The cash provided by operating activities in fiscal 2001 was primarily attributable to a $4.0 million increase in income tax benefits received from Seagate Technology under a tax allocation agreement and earnings from operations of $9.3 million after non-cash expenses. The cash used in operating activities in fiscal 2000 was primarily attributable to the $66.2 million increase in income tax benefits received from Seagate Technology under a tax allocation agreement and a $13.3 million decrease in accrued employee compensation, offset by a $24.2 million decline in accounts receivable and cash operating income of $28.4 million. The increase in income taxes receivable from Seagate Technology was attributable to our tax losses utilized by Seagate Technology during fiscal 2000, relating to the fiscal 2000 tax benefit and prior years losses. The decline in accrued employee compensation was primarily attributable to the payment in fiscal 2000 of the $9.3 million compensation expense and related employer portion of payroll taxes related to the June 1999 Seagate Technology Exchange Offer. The decline in accounts receivable balance was the result of a concerted effort to manage accounts receivable and reduce the days sales outstanding in fiscal 2000 compared to fiscal 1999.

   Net cash used in investing activities was $9.6 million in fiscal 2001 and $6.4 million in fiscal 2000. Net cash used in investing activities in fiscal 2001 was primarily for new office facilities, leasehold improvements, and the purchase of computers, furniture and office equipment to support our expansion. In the next 12 months, we intend to invest approximately $15.0 million in capital assets. These anticipated capital expenditures include leasehold improvements at office locations, computer equipment and enhancements to our internal financial information systems. Additionally, product development activities may require cash to acquire technology.

   Net cash provided by financing activities was $27.8 million in fiscal 2001 and $24.1 million in fiscal 2000. The net cash provided by financing activities for fiscal 2001 was primarily attributable to the repayment of the majority of the amounts due to us under a revolving loan from Seagate Technology LLC and cash received from option exercises. The net cash provided by financing activities in fiscal 2000 was attributable to amounts borrowed and repaid under the revolving loan agreement with Seagate Technology LLC to fund working capital and operating activities. The revolving loan balance was offset by amounts due from or payable to Seagate Technology under the tax allocation agreement. The net revolving loan balance as of June 29, 2001 was a receivable balance of $3.4 million, a decrease of $22.3 million from the receivable balance of $25.7 million at the end of fiscal 2000.

   We believe our combined sources of financing: current cash balances; available borrowings from Seagate Technology LLC under the revolving loan agreement; and cash flows generated from our operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months. Should we require additional financing that is not available from Seagate Technology LLC on terms that are satisfactory to us, we may seek additional equity and financing from other sources, subject to the concurrence by lenders who financed the New SAC Transaction. As a result of the New SAC Transaction, we guaranteed the debt used to finance the New SAC Transaction and pledged a majority of our assets. As a result of restrictive covenants under the debt agreement, our ability to raise additional debt or equity from other sources may be limited.

   Although our assets have been pledged and we, along with other subsidiaries of New SAC, guaranteed debt in connection with the New SAC Transaction, New SAC will not require our cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. We believe that none of the guarantees or pledges of assets under the senior credit facilities or the guarantee under the related Indenture are likely to be invoked.

New Accounting Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, SFAS 141 requires intangible assets to be recognized apart from goodwill. SFAS 141 applies to us effective July 1, 2001. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. We are not required to adopt SFAS 142 until June 29, 2002. We are still assessing the impact of these Statements on our consolidated results of operations, financial position and cash flows.

Factors Affecting Future Operating Results

   You should be alerted that the following risks and uncertainties could affect and in some instances in the past have affected our actual results and could cause our results for future periods to differ materially. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors and may adversely affect our results of operations, financial condition or business.

  Risks Associated with the New SAC Transaction

   As a result of the New SAC Transaction, our business could be harmed because:

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

  . we may not continue to have access to the same level of administrative services and support from Seagate Technology LLC after the New SAC Transaction due to the more limited resources of Seagate Technology LLC, which may be a result of the burden of servicing the debt used to finance the New SAC Transaction, and we may incur additional changes or expenses to provide these services internally or obtain them from a third party; and

  . we may continue to rely on our parent company and its affiliates to provide financing for some of our operating and capital needs.

  Risks from Restrictions under the Covenants of the Debt Financing of the New SAC Transaction

   New SAC and certain of its subsidiaries, including our company and certain of our subsidiaries, are guarantors under the senior credit facilities and senior subordinated notes used to finance the New SAC Transaction. In addition, the majority of New SAC's and certain of its subsidiaries assets, including a majority of our assets and our capital stock held indirectly by New SAC, have been pledged against the debt under the senior credit facility.

   New SAC, and certain of its subsidiaries, including our company and certain of our subsidiaries, have agreed to certain covenants, including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, our company, as part of the consolidated group, is subject to certain financial covenants, which are assessed on the consolidated operating results and financial position of New SAC and its subsidiaries.

   New SAC is highly leveraged and has significant debt service obligations. If New SAC is unable to meet its debt obligations, we may be required to pay amounts due under these debt agreements and may need to liquidate assets or New SAC may need to sell its interests in our company as a whole to meet its obligations.

   If New SAC is unable to meet the consolidated financial covenants under the debt agreements, early repayment of debt may force us and certain of our consolidated subsidiaries to contribute to the debt payments under the guarantees and pledge obligations or to forego amounts receivable from Seagate Technology LLC.

   The restrictive covenants under the debt agreements may prevent us from making acquisitions, consolidations and certain capital expenditures, if approval from the lenders are not obtained.

   We may be unable to obtain debt or other financing to support our liquidity requirements and growth if waiver approval of the debt covenants cannot be obtained or if New SAC is unable to provide additional financing to our company.

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

  Risk from Composition of our Board of Directors

   As a result of the New SAC Transaction, the composition of our board of directors has changed. Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 85% of our common stock on a fully diluted basis and has replaced two members of our board of directors and added an additional director. Through its influence on our board of directors and as majority stockholders, New SAC has the ability to change the direction of our business, our operating budget and possible acquisition or sales of our company.

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

  Forecasting of Revenue

   Our management and sales force use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date on which they estimate that a customer will make a purchasing decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate an analysis of our sales pipeline. While this pipeline analysis provides us with some guidance in business planning and budgeting, our estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our pipeline into actual revenue could cause us inaccurately to plan or budget and thereby adversely affect our business. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will adversely affect the overall rate and timing of conversion of our pipeline into actual revenue, so that our business, operating results and financial condition could be materially adversely affected.

  Dependence on Key Personnel and Hiring and Retention of Employees

   Our future performance depends to a significant degree upon the continued service of our key members of management including particularly our President and Chief Executive Officer, Gregory B. Kerfoot, our Chief Operating Officer, William Gibson, and our Chief Financial Officer, Eric Patel as well as other of our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of one or more of our key personnel may have a material adverse effect on our business, operating results and financial condition.

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

  Risks from Potential Fluctuations in Annual and/or Quarterly Operating
  Results

   We often experience a high volume of sales at the end of our quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are disproportionate to our actual sales. If this were to happen, we would not be able to reduce these costs in a timely manner and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may be subject to significant quarterly fluctuations as a result of a number of other factors including:

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

  . our ability accurately to predict the rate and timing of conversion of our direct sales "pipeline" into actual revenue;

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

  .  changes in our operating expense;

  .  competition and consolidation in our industry;

  .  the timing of new product releases; and

  . seasonal factors, such as our typically lower pace of sales in our first fiscal quarter.

  Risks of Revenue Concentration

   We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales to a small number of customers generate a disproportionate amount of our revenues. For example, we derived 17% of our revenues from sales to Ingram in fiscal 2001. If Ingram reduces its purchases from us our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other customers do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant customers will continue to purchase our products at their current levels.

  Risks Associated with Long Sales Cycle

   To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products, including proprietary Crystal Reports, Crystal Enterprise, Crystal Info and Crystal Holos. As a result, we may wait six to nine months after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the customer's budget and purchasing priorities may change, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

  Risks Associated with Relying on Sales Staff, Channel Partners and Strategic Relationships

   We sell and support our products through:

  .  sales staff;

  .  third party distributors; and

  .  OEMs.

   We also have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft's products, and we have developed and are developing certain utilities and products to be a part of Microsoft's products. If Microsoft reduces the nature and extent of its relationship with us and instead develops a relationship with one of our competitors, our business, operating results and financial condition in the long term may be impacted.

   We have made significant expenditures in recent years to expand our sales and marketing force. Our future success will depend in part upon the productivity of our sales and marketing force. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success. We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in accordance with our plans. Even if we hire and train sufficient numbers of sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenues to exceed these costs.

   We generate a substantial portion of our revenues by selling our products to distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because distributors and OEMs carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors are also generally entitled to terminate their relationship with us without cause. Our business, financial results and operating condition would be materially adversely affected if some or all of our current distributors and OEMs discontinued selling our products and we failed to find comparable replacements.

  New Product Development and Technological Change

   Our products are used in combination with other software. Our future success depends on our ability to continue to support a number of popular operating systems and databases. The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our applications. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of the Microsoft's operating system products. We cannot currently market all of our current business intelligence applications to potential customers who use Unix operating systems as their application server. Although we have invested substantial resources to develop a complete Unix product line, we cannot be certain that we will be able to introduce such a product line on a timely or cost-effective basis or at all.

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

   The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. Our future success therefore will depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis.

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

  Risks from International Operations

   We have significant international operations including development facilities, sales personnel and customer support operations. We derived 32%, 34% and 39% of our total revenues from sales outside of the United States for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Our international operations are subject to certain inherent risks including:

  .  fluctuations in currency exchange rates;

  . uncertainties and potential disruption due to the currency conversion to the Euro in many European countries;

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

  .  potentially adverse tax consequences;

  .  management of an enterprise spread over various countries; and

  .  the burden of complying with a wide variety of foreign laws.

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

   In July 2001, we began conducting sales and paying expenses in the Euro. Although the introduction and use of the Euro has not had a material adverse impact on our financial condition to date, there can be no assurance that it will not have such an impact in the future.

  Dependence on Proprietary Technology

   Our success is heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:

  .  patents;

  .  copyrights;

  .  trademarks and trade secret rights;

  .  state and common law trade secret laws;

  .  confidentiality procedures;

  .  employee and third party nondisclosure agreements; and

  .  licensing restrictions.

   Such efforts provide only limited protection. We also rely in part on shrink-wrap licenses that are not signed by end-users and, therefore, may be unenforceable under the laws of certain jurisdictions.

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

   Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot be sure that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party's rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of the merit of our defense, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition in the following ways:

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

  Risks of Litigation

   On November 10, 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions
(UK) Limited, a wholly owned subsidiary of Crystal

Decisions. The original pleading alleged a breach of an oral agreement and infringement of a Vedatech's U.K. copyright in one of our products and sought monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. We have hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account our counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to U.S. $200,000, we have offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The court has granted Vedatech's request to delay commencement of trial until February of 2002 with the caveat that the hearing of the trial will be split between liability and quantum (if required). We have defenses to all the causes of action, including the claim for quantum meruit, and we intend vigorously to defend the actions. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

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

   Our common stock is not listed on any stock exchange, over-the-counter market or other quotation system. We have not registered shares of our common stock for sale to the public or registered for resale shares held by our stockholders or that may be acquired by our optionees. We do not expect to register our common stock for sale to the public or to apply for quotation of our shares on any exchange, over-the-counter market or quotation system. As a result, a purchaser of our common stock will not be able to dispose of the shares the purchaser acquires from us unless the purchaser can rely on an applicable exemption from registration, such as Rule 144 under the Securities Act of 1933. We may not comply with the criteria required for a holder of our common stock to utilize a given exemption.

   In the event that a trading market for our common stock develops, the market prices of our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

   The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock at or above the purchase price paid by the investors. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we become the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management's attention and resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Factors Affecting Future Operating Results" section of this Form 10-K.

Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates primarily to our Intercompany Revolving Loan Agreement with Seagate Technology LLC as further described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". As at June 29, 2001, $31.0 million of our cash and cash equivalents were held in U.S. deposits managed by Seagate Technology LLC on our behalf. The remainder of our cash balances were maintained by our foreign operations. Our interest income and expense, will fluctuate depending on fluctuations in Seagate Technology LLC's in-house portfolio yield, LIBOR, the U.S. federal interest rate, fluctuations in the amounts borrowed from Seagate Technology LLC to fund working capital and operating activities, and fluctuations in our cash and cash equivalent balance. For fiscal 2001, a 10% change in the LIBOR average and U.S. federal interest rates would have generated an approximate 2% variance in our net loss.

Equity Price Risk

   We do not have any investments in equity or debt securities traded in the public markets; therefore, we do not currently have any direct equity price risk.

Foreign Currency Risk

   A majority of our sales are in the United States and, therefore, are recorded in U.S. Dollars, the currency in which we report our operating results. We conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency of most of our foreign operations is the local currency. In such cases, assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). For those foreign operations whose functional currency is the U.S. Dollar, financial results are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period. Historically, we have generated revenues and incurred a significant proportion of our expenses in Canadian Dollars, British Pounds Sterling, Deutsche Marks, French Francs, Australian Dollars and Japanese Yen and we expect to generate a portion of our revenues and expenses in the Euro in the future. Certain European Union member states have fixed the value of their respective national currencies to the Euro; therefore, our results of operations are affected by the U.S. Dollar to Euro exchange rate. Since the adoption of the Euro in January 1999, the overall trend for the Euro has been a devaluation compared to the U.S. Dollar. During fiscal 2001, approximately 4% of our revenues were denominated in currencies for which a fixed value to the Euro has been established. Prior to July 2001, none of our foreign operations had significant transactions in the Euro. We implemented Euro-based transactions effective July 1, 2001 for the participating countries. To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within comprehensive income. We cannot provide an assurance that foreign currency denominated transactions will continue to be insignificant as revenues from the foreign operations increase or exchange rates fluctuate significantly. We cannot predict the effect of exchange rate fluctuations upon our future operating results. In fiscal 2001, we did not engage in a foreign currency hedging program to cover any exposure we may have had. For fiscal 2001, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business would have generated a combined 1% variation of our revenues, offset by a 5% combined variation of expenses.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Report of Ernst & Young LLP, Independent Auditors...............................  44

Consolidated Balance Sheets as of June 29, 2001 and June 30, 2000...............  45

Consolidated and Combined Statements of Operations for the Years Ended
  June 29, 2001, June 30, 2000 and July 2, 1999.................................  46

Consolidated and Combined Statements of Cash Flows for the Years Ended
  June 29, 2001, June 30, 2000 and July 2, 1999.................................  47

Consolidated and Combined Statements of Stockholders' Equity for the Years Ended
   June 29, 2001, June 30, 2000 and July 2, 1999................................  48

Notes to Consolidated and Combined Financial Statements.........................  49

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Crystal Decisions, Inc.

   We have audited the accompanying consolidated balance sheets of Crystal Decisions, Inc. (formerly Seagate Software Information Management Group Holdings, Inc.), as of June 29, 2001 and June 30, 2000 and the related consolidated and combined statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2 of the Form 10-K. These financial statements and schedule are the responsibility of Crystal Decisions, Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystal Decisions, Inc. at June 29, 2001 and June 30, 2000 and the consolidated and combined results of its operations and its cash flows for each of the years in the three year period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/ ERNST & YOUNG LLP
                                          Chartered Accountants

Vancouver, Canada
July 16, 2001

CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP
                                HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                  (note 2)
                                                                                  June 29,  June 30,
                                                                                    2001      2000
                                                                                  --------  ---------
                                ASSETS (note 16)
                                ----------------
Current assets:
   Cash and cash equivalents (note 4)............................................ $ 34,379  $   3,621
   Loan receivable from Seagate Technology LLC (note 15).........................    3,429     25,681
   Accounts receivable, net (note 5).............................................   29,551     16,578
   Income taxes receivable (note 12).............................................    5,468      7,336
   Inventories...................................................................      725        674
   Prepaid and other current assets..............................................    3,115      4,021
                                                                                  --------  ---------
       Total current assets......................................................   76,667     57,911
Capital assets, net (note 6).....................................................   10,490      9,348
Goodwill and other intangibles, net (note 7).....................................   17,969      5,286
                                                                                  --------  ---------
       Total assets.............................................................. $105,126  $  72,545
                                                                                  ========  =========

                                  LIABILITIES
                                  -----------
Current liabilities:
   Accounts payable.............................................................. $ 11,247  $  10,190
   Accrued employee compensation.................................................    8,633      6,004
   Accrued expenses..............................................................   11,848     12,097
   Deferred revenue..............................................................   28,154     19,495
   Accrued income taxes (note 12)................................................    6,035      1,265
                                                                                  --------  ---------
       Total current liabilities.................................................   65,917     49,051
Deferred income taxes (note 12)..................................................    3,600        381
                                                                                  --------  ---------
       Total liabilities.........................................................   69,517     49,432

Commitments and contingencies (notes 2, 14, 15, 16, 18 and 19)

                              STOCKHOLDERS' EQUITY
                              --------------------
Common stock -- 150,000,000 shares authorized, shares issued and outstanding --
  75,397,915 and 75,002,050 at $0.001 par value per share as of June 29, 2001 and
  June 30, 2000..................................................................       75         75
Additional paid-in capital.......................................................   42,081    407,893
Accumulated deficit..............................................................   (6,517)  (384,688)
Accumulated other comprehensive loss.............................................      (30)      (167)
                                                                                  --------  ---------
       Total stockholders' equity................................................   35,609     23,113
                                                                                  --------  ---------
       Total liabilities and stockholders' equity................................ $105,126  $  72,545
                                                                                  ========  =========



         See notes to consolidated and combined financial statements.

CRYSTAL DECISIONS, INC. ( formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT
                             GROUP HOLDINGS, INC.)

              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                              For the years ended
                                                                     -------------------------------------
                                                                      June 29,     June 30,      July 2,
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
Revenues:
   Licensing (note 9)............................................... $   107,028  $    74,182  $    92,013
   Maintenance, support and services (note 9).......................      59,833       52,336       49,744
                                                                     -----------  -----------  -----------
       Total revenues...............................................     166,861      126,518      141,757

Cost of revenues:
   Licensing........................................................       5,740        4,096        4,243
   Maintenance, support and services................................      39,904       39,681       35,213
   Amortization of developed technologies...........................       3,050          198        4,545
   Write-off of developed technologies..............................          --           --        4,700
                                                                     -----------  -----------  -----------
       Total cost of revenues.......................................      48,694       43,975       48,701
                                                                     -----------  -----------  -----------
Gross profit........................................................     118,167       82,543       93,056

Operating expenses:
   Sales and marketing..............................................      72,795       64,594       64,062
   Research and development.........................................      28,211       26,356       22,635
   General and administrative (note 9)..............................      18,578       20,922       13,830
   Amortization of goodwill and other intangibles...................       2,023        3,038        4,772
   Write-off of in-process research and development (note 2)........       7,073           --           --
   Unusual items (note 10)..........................................       1,851      242,569       86,714
   Restructuring costs (note 11)....................................         573        1,301           --
                                                                     -----------  -----------  -----------
       Total operating expenses.....................................     131,104      358,780      192,013
                                                                     -----------  -----------  -----------
Loss from operations................................................     (12,937)    (276,237)     (98,957)
Interest income (note 15)...........................................       1,970          982          145
Interest expense (note 15)..........................................         (20)      (1,481)        (128)
Net foreign currency exchange gain..................................         701          519           39
                                                                     -----------  -----------  -----------
Interest and other income (expense), net............................       2,651           20           56
                                                                     -----------  -----------  -----------
Loss before income taxes............................................     (10,286)    (276,217)     (98,901)
Benefit from (provision for) income taxes (note 12).................      (1,183)      55,055        2,526
                                                                     -----------  -----------  -----------
Net loss............................................................ $   (11,469) $  (221,162) $   (96,375)
                                                                     ===========  ===========  ===========
Net loss per share (note 13):
   Basic and diluted................................................ $     (0.15) $     (2.95) $     (1.28)
                                                                     ===========  ===========  ===========
Weighted average number of shares used in basic and diluted net loss
  per share.........................................................  75,252,510   75,001,391   75,001,000
                                                                     ===========  ===========  ===========


         See notes to consolidated and combined financial statements.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          For the years ended
                                                                                     -----------------------------
                                                                                     June 29,  June 30,   July 2,
                                                                                       2001      2000      1999
                                                                                     --------  ---------  --------
Operating activities
Net loss............................................................................ $(11,469) $(221,162) $(96,375)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization....................................................    9,446      7,538    12,775
   Bad debt expense.................................................................      691      2,288     1,049
   Deferred income taxes (note 12)..................................................    1,675        147       234
   Stock based compensation expense on Seagate Technology Exchange of Shares
     (note 10)......................................................................    1,851    239,574    77,519
   Write-off of developed technologies (note 7).....................................       --         --     4,700
   Write-off of in-process research and development.................................    7,073         25       109
                                                                                     --------  ---------  --------
                                                                                        9,267     28,410        11
                                                                                     --------  ---------  --------
Changes in operating assets and liabilities:
   Accounts receivable (note 5).....................................................  (13,383)    24,236   (14,278)
   Income taxes receivable..........................................................    1,868      4,319   (15,593)
   Income taxes receivable from Seagate Technology (note 12)........................   (3,978)   (66,245)    4,954
   Inventories......................................................................      (51)       307      (575)
   Prepaid and other current assets.................................................      918     (1,585)     (154)
   Accounts payable.................................................................    1,079     (2,133)    4,696
   Accrued employee compensation....................................................    2,674    (13,295)   13,132
   Accrued expenses.................................................................     (237)     1,297     2,077
   Deferred revenue.................................................................   10,110      1,985     4,596
   Accrued income taxes.............................................................    4,770      1,280        --
   Other liabilities................................................................       --       (225)      225
                                                                                     --------  ---------  --------
       Net cash and cash equivalents provided by (used in) operating activities.....   13,037    (21,649)     (909)
                                                                                     --------  ---------  --------
Investing activities
Acquisition of capital assets, net..................................................   (9,594)    (6,356)   (4,856)
                                                                                     --------  ---------  --------
       Net cash and cash equivalents (used in) investing activities.................   (9,594)    (6,356)   (4,856)
                                                                                     --------  ---------  --------
Financing activities
Issuance of common stock and common stock subject to repurchase (note 14)...........    1,583          5        --
Net borrowings/(repayments) from/(to) Seagate Technology LLC (note 15)..............   (4,773)    24,047     2,961
Payment from Seagate Technology LLC on intercompany revolving loan receivable.......   31,000         --        --
                                                                                     --------  ---------  --------
       Net cash and cash equivalents provided by financing activities...............   27,810     24,052     2,961
Effect of exchange rate changes on cash and cash equivalents........................     (495)       155        --
                                                                                     --------  ---------  --------
Increase (decrease) in cash and cash equivalents....................................   30,758     (3,798)   (2,804)
Cash and cash equivalents at the beginning of the period............................    3,621      7,419    10,223
                                                                                     --------  ---------  --------
Cash and cash equivalents at the end of the period.................................. $ 34,379  $   3,621  $  7,419
                                                                                     ========  =========  ========
Supplemental cash flow information:
   Cash paid for interest........................................................... $     20  $   1,481  $    128
                                                                                     ========  =========  ========
   Cash paid (received) for income taxes, net of refunds............................ $   (615) $   1,045  $ 12,591
                                                                                     ========  =========  ========

         See notes to consolidated and combined financial statements.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

         CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the years ended June 29, 2001, June 30, 2000 and July 2, 1999
                       (In thousands, except share data)

                                                                                   Accumulated
                                                       Common Stock    Additional     Other
                                                     -----------------  Paid-In   Comprehensive Accumulated
                                                       Shares   Amount  Capital   Income (Loss)   Deficit     Total
                                                     ---------- ------ ---------- ------------- ----------- ---------
Balance at July 3, 1998.............................         --  $--   $  84,049      $(257)     $ (67,151) $  16,641
Components of comprehensive loss:
   Foreign currency translation.....................                                   (372)                     (372)
   Net loss.........................................                                               (96,375)   (96,375)
                                                                                                            ---------
   Comprehensive loss...............................                                                          (96,747)
Equity contribution by Seagate Technology related to
 the acquisition of the minority interest of Seagate
 Software Holdings, Inc.............................                       5,448                                5,448
Compensation expense for Seagate Technology stock
 exchange offer (note 10)...........................                      77,519                               77,519
Income tax benefit from Seagate Technology stock
 option exercises (note 12).........................                          22                                   22
                                                     ----------  ---   ---------      -----      ---------  ---------
Balance at July 2, 1999.............................         --  $--   $ 167,038      $(629)     $(163,526) $   2,883
Components of comprehensive loss:
   Foreign currency translation.....................                                    462                       462
   Net loss.........................................                                              (221,162)  (221,162)
                                                                                                            ---------
   Comprehensive loss...............................                                                         (220,700)
Incorporation of Crystal Decisions..................      1,000                1                                    1
Contribution of IMG entities to Crystal Decisions... 75,000,000   75         (75)                                  --
Issuance of common stock upon exercise of employee
 stock options......................................      1,050                4                                    4
Equity contribution by Seagate Technology related to
 the acquisition of the minority interest of Seagate
 Software Holdings, Inc.............................                       1,242                                1,242
Compensation expense for Seagate Technology
 Exchange of Shares (note 10).......................                     239,574                              239,574
Income tax benefit from Seagate Technology stock
 option exercises (note 12).........................                         109                                  109
                                                     ----------  ---   ---------      -----      ---------  ---------
Balance at June 30, 2000............................ 75,002,050  $75   $ 407,893      $(167)     $(384,688) $  23,113
Components of comprehensive loss:
   Foreign currency translation.....................                                     46                        46
   Net loss.........................................                                               (11,469)   (11,469)
                                                                                                            ---------
   Comprehensive loss...............................                                                          (11,423)
Issuance of common stock eligible for repurchase
 (note 14)..........................................    225,000              900                                  900
Income tax benefit from Seagate Technology stock
 option exercises (note 12).........................                          33                                   33
Compensation expense for Seagate Technology Stock
 Options (note 10)..................................                       1,851                                1,851
Elimination of accumulated deficit and other
 comprehensive loss (note 2)........................                    (389,731)        91        389,640         --
Push down adjustments reflecting new bases of net
 assets (note 2)....................................                      20,452                               20,452
Issuance of common stock upon exercise of employee
 stock options......................................    170,865              683                                  683
                                                     ----------  ---   ---------      -----      ---------  ---------
Balance at June 29, 2001............................ 75,397,915  $75   $  42,081      $ (30)     $  (6,517) $  35,609
                                                     ==========  ===   =========      =====      =========  =========

         See notes to consolidated and combined financial statements.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business, Development of Business and Basis of Presentation

  Description of Business

   Crystal Decisions, Inc. ("Crystal Decisions" or the "Company") is an information infrastructure company that creates software products and provides services for reporting, analysis and information delivery. Crystal Decisions develops, markets and supports an integrated highly scalable suite of enterprise software products and solutions that enable businesses to access disparate data sources and distribute secure, interactive reports and analyses across and beyond these organizations. The Company believes its solutions provide direct and rapidly achieved benefits including improved decision-making, lower overall information technology ("IT") costs and better business performance.

   Crystal Decisions operates at the core of a broad industry segment that is often referred to as "business intelligence." The Company believes that its products meet an extensive range of data-centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, on line analytical processing ("OLAP") reporting, analytic application development and packaged analytic applications. Crystal Decisions' products are designed to help organizations derive higher business value from their range of electronic data sources and their enterprise information sources (including, but not limited to, enterprise resource planning, customer relationship management, eCommerce and business intelligence systems, as well as data warehouses and data marts).

   While Crystal Decisions' primary market is North America, the Company has over 20 offices and operations in 10 countries worldwide, through which the Company markets and distributes products. The Company has significant operations and certain administrative functions in Vancouver, Canada. The Company's products are sold through a direct sales force and certain indirect sales channels, such as distributors and original equipment manufacturer ("OEM") relationships.

   The Company changed its name to Crystal Decisions, Inc. from Seagate Software Information Management Group Holdings, Inc. in March 2001. Crystal Decisions is incorporated in Delaware and is headquartered in Palo Alto, California.

   On November 22, 2000, the Company's majority stockholder became Seagate Software (Cayman) Holdings ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"). Silver Lake Partners L.P. and Texas Pacific Group control New SAC.

   Silver Lake Partners L.P. is a private investment firm headquartered in Menlo Park, California and New York, New York. The general partner of Silver Lake Partners L.P. is Silver Lake Technology Associates, L.L.C., a Delaware limited liability company. Its managing members are James A. Davidson, Glenn H. Hutchins, David J. Roux and Integral Capital Partners. Texas Pacific Group is a private investment firm headquartered in Fort Worth, Texas, which is managed by entities controlled by David Bonderman, James G. Coulter and William S. Price III.

   The outstanding minority interests in the Company's common stock amounted to approximately 13.0% and 10.5% on a fully converted basis as of June 29, 2001 and June 30, 2000, respectively. The Company's exercised common stock held by current and former employees of the Company and its parent, as well as outstanding options to purchase the Company's common stock comprise these minority interests.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Development of Business

   Prior to November 22, 2000, Crystal Decisions was a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings"), a Delaware corporation, and wholly owned subsidiary of Seagate Technology, Inc. ("Seagate Technology"). Seagate Technology was a data technology company that provided products for storing, managing and accessing digital information on computer systems.

   Seagate Software Holdings commenced operations in May 1994 pursuant to Seagate Technology's acquisition of Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software.

   Prior to May 28, 1999, Seagate Software Holdings comprised two business units, the Information Management Group business ("IMG business") and the Network Storage Management Group business ("NSMG business"). The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. On May 28, 1999, Seagate Software Holdings contributed its NSMG business to VERITAS Software Corporation ("VERITAS") in exchange for VERITAS common stock.

   In August 1999, Crystal Decisions (formerly Seagate Software Information Management Group Holdings, Inc.) was formed specifically to acquire the operating assets and assume the liabilities of the IMG business. To incorporate, Crystal Decisions issued 1,000 shares of its common stock to Seagate Software Holdings for aggregate consideration of $1,000.

   On October 20, 1999, Seagate Technology acquired all outstanding shares and options of Seagate Software Holdings. The acquisition was completed through the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. As a result of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. The purpose of the transaction was to capitalize the IMG business.

   On November 16, 1999, Seagate Software Holdings contributed the operating assets, liabilities and interests in subsidiaries of its IMG business to Crystal Decisions. As consideration, Crystal Decisions issued 75,000,000 shares of its common stock to Seagate Software Holdings. Seagate Software Holdings retained the shares of VERITAS common stock and other non-operating assets.

   On November 22, 2000, 75,001,000 shares, or 99.7%, of the outstanding common stock of Crystal Decisions was purchased by New SAC, through Suez Software, and resulted in a "Change in Control of Crystal Decisions, Inc." as described in note 2.

  Basis of Presentation

   The accompanying consolidated and combined financial statements present the consolidated financial position of Crystal Decisions and its consolidated subsidiaries as of June 29, 2001. These financial statements have been prepared using the historical cost basis of accounting adjusted for the application for push down accounting at November 22, 2000 and the reorganization of the IMG business on November 16, 1999:

  . Under rules and regulations promulgated by the Securities and Exchange Commission, because more than 95% of Crystal Decisions was acquired on November 22, 2000 and a change of ownership occurred as described in note 2, Crystal Decisions restated all its assets and liabilities in the financial statements as of

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

     November 22, 2000 on a "push down" accounting basis. Accordingly, results of operations prior to November 22, 2000 and comparative information presented do not reflect these adjustments.

  . For all periods prior to November 16, 1999, these financial statements are presented as if Crystal Decisions had existed as an entity separate from Seagate Software Holdings. The financial statements include the historical assets, liabilities, revenues and expenses that are directly related to the IMG business. For all periods prior to November 16, 1999 when Crystal Decisions was carved out of Seagate Software Holdings, the consolidated and combined financial statements present the combined historical financial position, results of operations, equity and cash flows of the ongoing IMG business of Seagate Software Holdings and are not necessarily indicative of what the financial position, results of operations, equity or cash flows would have been had Crystal Decisions been an independent legal entity during the periods prior to November 16, 1999. For certain assets and liabilities of Crystal Decisions that were not specifically identifiable with the IMG business, estimates were used to allocate assets and liabilities to Crystal Decisions by applying methodologies management believed to be appropriate.

  . For all periods prior to November 16, 1999, the statements of operations include all revenues and costs attributable to Crystal Decisions, including allocations of certain corporate administration, finance and management costs. Such costs were proportionately allocated to the IMG business based on detailed inquiries and estimates of time incurred by Seagate Software Holdings corporate marketing and general and administrative departmental managers. In addition, certain of Seagate Software Holdings operations were shared locations involving activities that pertained to the IMG business as well as to the NSMG business of Seagate Software Holdings. Costs incurred in shared locations were allocated based on specific identification, or where specific identification was not possible, costs were proportionately allocated between the IMG business and the NSMG business based on either headcount, square footage or a percentage of revenues as management believed was reasonable.

   Crystal Decisions operated on a stand-alone basis for fiscal 2001 and for the majority of fiscal 2000. Management estimates that additional costs in the form of professional fees and public reporting costs for fiscal 1999 of $378,000 (unaudited) would have been incurred had the Company been reporting as a stand-alone entity from Seagate Software Holdings.

   Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2001 ended on June 29, 2001, fiscal 2000 ended on June 30, 2000 and fiscal 1999 ended on July 2, 1999. Fiscal 2001, 2000 and 1999 were each comprised of 52 weeks. Fiscal 2002 will be a 52-week year and will end on June 28, 2002.

   Certain comparative period figures have been reclassified to conform to the basis of presentation adopted in fiscal 2001.

2. Change in Control of Crystal Decisions, Inc.

   New SAC, through Suez Software, acquired 75,001,000 shares, or 99.7%, of Crystal Decisions' outstanding common stock under the terms of a stock purchase agreement (the "Stock Purchase Agreement"). The Stock Purchase Agreement was entered into on March 29, 2000 by Seagate Technology, Seagate Software Holdings and Suez Acquisition Company (Cayman) Limited ("Suez Acquisition Company"), an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group. Suez Acquisition Company was a limited corporation organized under the laws of the Cayman Islands and was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. At the closing of

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

the transactions on November 22, 2000 contemplated by the Stock Purchase Agreement, Suez Acquisition Company assigned all of its rights under such agreements to New SAC.

   Upon consummation of the Stock Purchase Agreement, New SAC, through Suez Acquisition Company, purchased for $1.840 billion cash, including transaction costs of $25.0 million, all of the operating assets of Seagate Technology and its consolidated subsidiaries. This included Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions businesses and operations, Crystal Decisions' common stock and certain cash balances, but excluded the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Seagate Technology's equity investments. In addition, the wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

   Immediately thereafter, in a separate and independent transaction, Seagate Technology and a wholly owned subsidiary of VERITAS completed a merger, pursuant to which Seagate Technology become a wholly owned subsidiary of VERITAS. At the time of the merger, Seagate Technology's assets included a specified amount of cash, an investment in VERITAS, and certain specified investments and liabilities.

   As part of the New SAC Transaction, New SAC, Seagate Technology, VERITAS, and Crystal Decisions agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with VERITAS' operating assets. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an Indemnification Agreement. Pursuant to this agreement these entities and certain other subsidiaries of Seagate Technology, including Crystal Decisions, were required to indemnify VERITAS and its affiliates for any liability for taxes of Seagate Technology and the subsidiaries of Seagate Technology, including Crystal Decisions, acquired by New SAC, in excess of an amount deposited into an escrow account by VERITAS. VERITAS deposited $150 million in an escrow account. This amount may be withdrawn by New SAC to satisfy these tax liabilities, including those of Crystal Decisions and its subsidiaries.

  Transaction Financing and Consideration Paid

   New SAC financed the acquisition of the Seagate Technology operating assets, including Crystal Decisions' common stock through:

  . Equity financing of $916 million from Silver Lake Partners L.P., TPG Partners III, L.P., August Capital, Chase Capital Partners, GS Private Equity Partners L.P. and other investors, including the following directors of Crystal Decisions: Stephen J. Luczo, Gregory B. Kerfoot and Donald L. Waite.

  . A senior secured credit facility of $700 million in the aggregate (in addition to a $200 million revolving credit facility) from the Chase Manhattan Bank, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation. This debt is guaranteed by various direct and indirect subsidiaries of New SAC including Crystal Decisions and certain of its subsidiaries.

  . Senior subordinated notes of approximately $210 million issued by Seagate Technology International at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. Seagate Technology International is indirectly owned by New SAC. This debt is guaranteed by various direct and indirect subsidiaries of New SAC including Crystal Decisions and certain of its subsidiaries.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  . Certain cash reserves of Seagate Technology of approximately $149 million, net of estimated transaction costs of $100 million.

  . In lieu of receiving consideration in connection with the Merger, most of Seagate Technology's senior management team converted a portion of their unvested Seagate Technology options and restricted stock ("rollover equity") with an aggregate value of $184 million into deferred compensation and an equity interest in New SAC. Although the amount of cash that Seagate Technology received from New SAC was reduced by the aggregate value of this converted equity, the total merger consideration received by Seagate Technology stockholders on a per share basis was not reduced due to the cancellation of a number of Seagate Technology stock options equal in value to the $184 million in rollover equity. As a result, while the cash component of the merger consideration received by Seagate Technology shareholders was reduced on a per share basis, the VERITAS shares component of the merger consideration was increased on a per share basis by an offsetting amount because of the antidilutive impact of the Seagate Technology stock options cancelled.

  Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase transaction of Seagate Technology and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price under this transaction was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including Crystal Decisions, based on their fair values at the date of the transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resultant negative goodwill has been allocated to the long-lived tangible and intangible assets, including those of Crystal Decisions, on the basis of relative fair values. This allocation reduced the recorded amounts by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals.

   The consolidated and combined financial statements as of June 29, 2001 reflect the historical results of operations and financial position up to the date of the transaction, November 22, 2000. The restatement of assets and liabilities at that date reflects the push down purchase accounting adjustments, which are followed by the results of operations and financial position for the period from November 23, 2000 to June 29, 2001 which also reflect the effects of the adjusted balances from the date of the New SAC Transaction. As a result of the New SAC Transaction and the push down accounting, the Company's results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The table below reconciles the total purchase price paid by New SAC for the operating assets of Seagate Technology and its consolidated subsidiaries, including the disc drive, tape drive and intelligent storage businesses and operations, and Crystal Decisions under purchase and push down accounting.

                                                                Allocated to
                                                             Purchase Price for
 Purchase price allocation for New SAC (in millions)              New SAC
 ---------------------------------------------------         ------------------
 Net current assets (liabilities):
    Crystal Decisions.......................................       $    9
    All other businesses of New SAC.........................          930
 Long-term investments held by all other businesses of New
   SAC......................................................           42
 Tangible long-lived assets:
    Crystal Decisions.......................................            5
    All other businesses of New SAC.........................          773
 Intangible Assets:
    Crystal Decisions
        In-process research and development.................            7
        Developed technology................................           15
        Assembled workforce.................................            7
    All other businesses of New SAC
        In-process research and development.................           52
        Developed technology................................           61
        Assembled workforce.................................           46
        Trade name..........................................           47
        Other intangible assets.............................            1
                                                                   ------
           Total Identified Intangible Assets...............          236
 Other long-term assets:
    All other businesses of New SAC.........................           42
 Other long-term deferred taxes:
    Crystal Decisions.......................................           (2)
    All other businesses of New SAC.........................          (73)
 Long-term liabilities owed by all other businesses of New
   SAC......................................................         (122)
                                                                   ------
 Net purchase price.........................................       $1,840
                                                                   ======

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The table below lists the net purchase price allocation to Crystal Decisions of the tangible and intangible assets acquired. The purchase price allocated to Crystal Decisions as a result of the New SAC Transaction is not necessarily indicative of what the purchase price would have been for Crystal Decisions on a stand-alone basis.

                                                                Net Purchase
  Purchase Price Allocation                                   Price Allocation
  -------------------------                                   ----------------
                                                               (in thousands)
  Net current assets acquired................................     $ 9,138
  Tangible long-lived assets acquired........................       5,130
                                                                  -------
                                                                   14,268
                                                                  -------
  Intangible assets acquired:
     Developed technology (1)................................      15,234
     Assembled work force (2)................................       7,073
     In-process research and development (3).................       7,073
     Deferred tax liability..................................      (2,126)
                                                                  -------
                                                                   27,254
                                                                  -------
         Total...............................................     $41,522
                                                                  =======

--------
(1) The value of the developed technology has been estimated by discounting the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation for developed technology, which had reached technological feasibility and therefore was capable of being capitalized. The developed technology is being amortized on the straight-line basis over its estimated useful life (36 months) and the amortization is included in cost of revenues.

(2) The estimated value of the assembled work force has been determined by estimating the costs to replace the existing employees, including the recruiting, hiring and training costs for each category of employee. The assembled workforce is being amortized on a straight-line basis over its estimated useful life (36 months) and the amortization is included in amortization of goodwill and other intangibles.

(3) As the basis for identifying the in-process research and development ("IPR&D"), Crystal Decisions' developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Statement of Financial Accounting Standards ("SFAS") No. 2 ("SFAS 2") and SFAS No. 86 ("SFAS 86"). Crystal Decisions has charged the value allocated to projects identified as IPR&D to expense in the period the transactions close. This write-off is necessary because the acquired technologies have not yet reached technological feasibility and have no future alternative uses.

     At the valuation date, Crystal Decisions was in the process of developing three next generation versions of existing technologies which were estimated to be about 85%, 70%, and 75% complete based on total man-hours and absolute time. Crystal Decisions expects these three projects to be completed prior to the end of fiscal 2002, at an estimated total cost of $28 million. As at June 29, 2001, these projects were on track for completion within the previously estimated time period. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Crystal Decisions expects that the acquired IPR&D will be successfully developed, but it cannot ensure that commercial viability of these products will be achieved.

     The value of the purchased IPR&D for Crystal Decisions has been calculated by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

   future revenues to be earned on commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to these projects.

   The purchase price under the Stock Purchase Agreement was fixed and no contingencies have been identified that will result in a change in the overall purchase price. However, the Company has recorded allowances against deferred tax assets in accordance with SFAS 109 as a part of the purchase price allocation, which, if released in the future could result in adjustments to the balances of long-lived assets.

   In connection with the purchase of the operating assets of Seagate Technology, New SAC established a $350 million valuation allowance against U.S. federal and state deferred tax assets arising from the transaction. The realization of New SAC's federal and state deferred tax assets subject to the valuation allowance will depend on its ability to generate taxable income in the United States in future fiscal years, the timing and amount of which are uncertain. New SAC anticipates that the tax benefits of the deferred tax assets, when realized, will result in a reduction in values of the intangible assets recorded in the purchase transaction, including those recorded in the push down adjustments to Crystal Decisions.

   Pro Forma Information. The following table presents the unaudited pro forma results of operations for informational purposes, assuming the change of control of Crystal Decisions occurred at the beginning of fiscal 2000:

                                                       Fiscal years ended
                                                   --------------------------
                                                   June 29, 2001 June 30, 2000
                                                   ------------- -------------
                                                    (in thousands, except for
                                                       per share amounts)
                                                           (unaudited)
 Net revenue......................................   $168,016      $126,518
 Net loss.........................................   $(10,120)     $(34,166)
                                                     ========      ========
 Pro forma basic and diluted net loss per share...   $  (0.13)     $  (0.46)
                                                     ========      ========

   The pro forma results of operations give effect to certain adjustments including the adjusted amortization and depreciation of revalued intangible and tangible assets. The pro forma net loss for the fiscal years ending June 29, 2001 and June 30, 2000 do not include the following push down and purchase price adjustments, as they represent non-recurring charges that resulted directly from the New SAC Transaction and are not necessarily reflective of ongoing operating results:

  . unusual items of approximately $1.9 million and $242.6 million for the fiscal years ended June 29, 2001 and June 30, 2000, respectively as described in note 10;

  . the effects of fair value adjustments to deferred revenue, reducing revenue by $1.3 million on a declining basis during the twelve months following the date of the transaction ($1.2 million reduction in revenue from date of transaction to June 29, 2001); and

  . the write off of IPR&D charges of approximately $7.1 million during fiscal 2001, in connection with the New SAC Transaction.

   Since the statement of operations, cash flows and stockholders' equity reflect the comprehensive revaluation of Crystal Decisions' assets and liabilities from November 22, 2000, the following presents the statement of operations, cash flows and stockholders' equity for the period from July 1, 2000 to November 22, 2000, which represents the activity before the New SAC Transaction, and the period from November 23, 2000 to June 29, 2001, which represents that activity after the New SAC Transaction.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                            CRYSTAL DECISIONS, INC.

          CONSOLIDATED AND COMBINED CONDENSED STATEMENT OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED JUNE 29, 2001
                                (In thousands)

                                                                                Fiscal year
                                                                                   ended
                                                       Post New SAC Pre New SAC  June 29,
                                                       Transaction  Transaction    2001
                                                       ------------ ----------- -----------
Revenues:
   Licensing..........................................   $ 72,789     $34,239    $107,028
   Maintenance, support and services..................     36,898      22,935      59,833
                                                         --------     -------    --------
       Total revenues.................................    109,687      57,174     166,861
Cost of revenues:
   Licensing..........................................      4,084       1,656       5,740
   Maintenance, support and services..................     23,564      16,340      39,904
   Amortization of developed technologies.............      2,962          88       3,050
                                                         --------     -------    --------
       Total cost of revenues.........................     30,610      18,084      48,694
                                                         --------     -------    --------
Gross profit..........................................     79,077      39,090     118,167
Operating expenses:
   Sales and marketing................................     45,134      27,661      72,795
   Research and development...........................     17,211      11,000      28,211
   General and administrative.........................     11,459       7,119      18,578
   Amortization of goodwill and other intangibles.....      1,375         648       2,023
   Write-off of in-process research and development...      7,073          --       7,073
   Unusual items......................................         --       1,851       1,851
   Restructuring costs................................         14         559         573
                                                         --------     -------    --------
       Total operating expenses.......................     82,266      48,838     131,104
                                                         --------     -------    --------
Loss from operations..................................     (3,189)     (9,748)    (12,937)
Interest and other income (expense), net..............      1,760         891       2,651
                                                         --------     -------    --------
Loss before income taxes..............................     (1,429)     (8,857)    (10,286)
Benefit from (provision for) income taxes.............     (5,088)      3,905      (1,183)
                                                         --------     -------    --------
Net loss..............................................   $ (6,517)    $(4,952)   $(11,469)
                                                         ========     =======    ========

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

                            CRYSTAL DECISIONS, INC.

          CONSOLIDATED AND COMBINED CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE FISCAL YEAR ENDED JUNE 29, 2001
                                (In thousands)

                                                                                            Fiscal year
                                                                                               ended
                                                                   Post New SAC Pre New SAC  June 29,
                                                                   Transaction  Transaction    2001
                                                                   ------------ ----------- -----------
Net cash and cash equivalents provided by operating activities....   $10,217      $ 2,820     $13,037
Investing activities
Acquisition of capital assets, net................................    (7,693)      (1,901)     (9,594)
                                                                     -------      -------     -------
   Net cash and cash equivalents (used in) investing activities...    (7,693)      (1,901)     (9,594)
Financing activities
Issuance of common stock and common stock subject to repurchase...       634          949       1,583
Net borrowings/(repayments) from/(to) Seagate Technology LLC......    (4,593)        (180)     (4,773)
Payment from Seagate Technology LLC on intercompany revolving
  loan receivable.................................................    31,000           --      31,000
                                                                     -------      -------     -------
   Net cash and cash equivalents provided by financing activities.    27,041          769      27,810
Effect of exchange rate changes on cash and cash equivalents......      (101)        (394)       (495)
                                                                     -------      -------     -------
   Increase in cash and cash equivalents..........................    29,464        1,294      30,758
Cash and cash equivalents at the beginning of the period..........     4,915        3,621       3,621
                                                                     -------      -------     -------
Cash and cash equivalents at the end of the period................   $34,379      $ 4,915     $34,379
                                                                     =======      =======     =======

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

                            CRYSTAL DECISIONS, INC.

          CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE FISCAL YEAR ENDED JUNE 29, 2001
                       (In thousands, except share data)

                                                                                Accumulated
                                                    Common Stock    Additional     Other
                                                  -----------------  Paid-In   Comprehensive Accumulated
                                                    Shares   Amount  Capital   Income (Loss)   Deficit    Total
                                                  ---------- ------ ---------- ------------- ----------- -------
Balance at June 30, 2000......................... 75,002,050  $75   $ 407,893      $(167)     $(384,688) $23,113
Components of comprehensive loss:
   Foreign currency translation..................                                     76                      76
   Net loss to November 22, 2000.................                                                (4,952)  (4,952)
                                                                                                         -------
   Comprehensive loss............................                                                         (4,876)
Issuance of common stock eligible for repurchase.    225,000              900                                900
Issuance of common stock upon exercise of
 employee stock options..........................     12,241               49                                 49
Income tax benefit from Seagate Technology stock
 option exercises................................                          33                                 33
Compensation expense for Seagate Technology
 Stock Options...................................                       1,851                              1,851
                                                  ----------  ---   ---------      -----      ---------  -------
Balance at November 22, 2000..................... 75,239,291  $75   $ 410,726      $ (91)     $(389,640) $21,070
Elimination of accumulated deficit and other
 comprehensive loss (note 2).....................                    (389,731)        91        389,640       --
Push down adjustments reflecting new bases of net
 assets (note 2).................................                      20,452                             20,452
                                                  ----------  ---   ---------      -----      ---------  -------
Adjusted Balance at November 22, 2000............ 75,239,291  $75   $  41,447         --             --  $41,522
                                                  ----------  ---   ---------      -----      ---------  -------
Components of comprehensive loss:
   Foreign currency translation..................                                    (30)                    (30)
   Net loss......................................                                                (6,517)  (6,517)
                                                                                                         -------
   Comprehensive loss............................                                                         (6,547)
Issuance of common stock upon exercise of
 employee stock options..........................    158,624              634                                634
                                                  ----------  ---   ---------      -----      ---------  -------
Balance at June 29, 2001......................... 75,397,915  $75   $  42,081      $ (30)     $  (6,517) $35,609
                                                  ==========  ===   =========      =====      =========  =======

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

3. Significant Accounting Policies

   Accounting Estimates. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates.

   Foreign Currency Translation. The functional currency for most of Crystal Decisions' foreign operations is the local currency. In such cases, assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on currency transactions other than the applicable functional currencies are included in other income and expenses. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). For those foreign operations whose functional currency is the U.S. dollar, financial results are translated using a combination of current and historical exchange rates and any translation adjustments are included in net income
(loss), along with all transaction gains and losses for the period.

   Revenue Recognition. Licensing revenues are derived from sales of software licenses. Maintenance, support and services revenues consist of technical support, training, consulting and maintenance.

   Crystal Decisions recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". These amendments deferred and then clarified, respectively, the specification of what is considered vendor specific objective evidence of fair value for the various elements in a multiple-element arrangement. Crystal Decisions adopted the provisions of SOP 97-2 and SOP 98-4 as of the beginning of fiscal year 1999 and adopted SOP 98-9 as of the beginning of fiscal year 2000.

   SOP 97-2 requires that the total arrangement fee from software arrangements that include rights to multiple software products, post contract customer support and/or other services be allocated to each element of the arrangement based on their relative fair values. Under SOP 97-2, the determination of fair value is based on vendor specific objective evidence ("VSOE").

   Prior to the second quarter of fiscal 2001 and in prior years, Crystal Decisions could establish VSOE for most elements of its multiple-element arrangements, and accordingly, revenues were allocated to the individual elements on a basis of VSOE. Fair value was established for each element based on its individual sales prices consistent with Crystal Decisions' pricing strategy. The pricing strategy is established by the pricing group, consisting of representatives from the Company's marketing, sales, finance and product development departments.

   During the second quarter of fiscal 2001, Crystal Decisions adopted a new sales model that requires the sale of maintenance and technical support with certain software licenses, and as such, Crystal Decisions is no longer able to establish sufficient VSOE for these license products. As a result of this change in circumstance, when these products are included in multiple-element arrangements, Crystal Decisions applies the residual method of accounting as specified in SOP 98-9 such that the total fair value of the undelivered elements as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenue related to

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

the delivered elements. The impact on revenues of applying the residual method of accounting in fiscal 2001 was not material.

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

   Crystal Decisions generally recognizes licensing revenues, whether sold direct or through distributors or resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management. In instances where payments are subject to extended payment terms, revenues are not recognized until the date payments become due.

   Crystal Decisions' policy is not to recognize revenues on sales to distributors or resellers if any resale contingencies exist. Some of the factors that are considered to determine the existence of such contingencies include payment terms, collectibility and history with the distributor or reseller. Revenues are recognized when such contingencies are resolved and the criteria for revenue recognition in SOP 97-2 are met.

   Crystal Decisions recognizes revenues for sales to distributors and resellers with rights of return when the criteria for recognizing revenues, as outlined in SFAS 48 -- "Revenue Recognition When Right of Return Exists", are met. However, the Company makes estimates of future returns and reduces the revenues and related receivables accordingly by the amount of such estimates.

   Where rights of return exist and the criteria of SFAS 48 are not met, revenues are not recognized until such time that all of the criteria are met. The Company considers factors including historical experience, nature of the product, fixed or determinable fees, arms length contract terms, the level of inventory in the distribution channels and the ability to reasonably estimate returns.

   Revenues from technical support and maintenance are recognized ratably over the term of the arrangement, generally one year. Revenues from training and consulting are recognized as the services are performed.

   Deferred revenue represents amounts from customers under license, maintenance and service arrangements for which the revenue earnings process has not been completed. These amounts relate primarily to provision of technical support and maintenance, arrangements with future deliverables and arrangements where specified customer acceptance has not occurred.

   Where software arrangements require Crystal Decisions to provide consulting services for significant production, modification, or customization of software, or where these services are essential to the functionality of the software, Crystal Decisions recognizes revenues in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". In these arrangements, both the licensing revenues and consulting services revenues are recognized using the percentage of completion method based on the cost of labor inputs.

   Cash and Cash Equivalents. Crystal Decisions considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Crystal Decisions maintains its cash and cash equivalents with major banks in interest and non-interest bearing bank accounts and in highly rated, short-term investments.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Inventories. Inventories are stated at the lower of cost (first in, first out method) or market and consist primarily of materials used in software products, related supplies and packaging materials. During fiscal 2000, product support materials in the amount of $350,000 were written off as obsolete. There were no other revaluations of inventory to the lower of cost or market during fiscal 2001, fiscal 2000 or fiscal 1999.

   Capital Assets. Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets up to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the leasehold improvement or the remaining leasehold life.

   Goodwill and Other Intangibles. Goodwill in prior years represented the excess of the purchase price of acquired companies over the estimated fair values of tangible and intangible net assets acquired. Goodwill had been amortized on a straight-line basis over four years. Under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the carrying values of long-term assets and intangibles other than developed technology (included in other intangibles) are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets and other intangibles and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. In addition, Crystal Decisions has assessed in prior years the impairment of goodwill not included in the scope of SFAS 121 under Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets".

   Other intangible assets consisted of trademarks, assembled workforce, developed technology and customer bases up until the New SAC Transaction, after which only assembled workforce and developed technology exists. Amortization of intangibles was provided on a straight-line basis over the respective useful lives of the assets ranging from 36 to 60 months, with remaining assembled workforce and developed technology at June 29, 2001 being amortized over 36 months.

   Developed Technology. Crystal Decisions applies SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" to software technologies developed internally, acquired in business acquisitions and purchased.

   Internal development costs are included in research and development and are expensed as incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, for Crystal Decisions, generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of software has been short, capitalization of internal development costs has not been material to date. Capitalized costs are amortized based on the greater of the straight-line basis over the estimated product life (generally 36 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues.

   Purchased developed technology is amortized based on the greater of the straight-line basis over the estimated useful life (36 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues. The recoverability of the carrying value of purchased developed technology is reviewed periodically. The carrying value of developed technology is compared to the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net undiscounted cash flows) and to the extent that the carrying value exceeds the undiscounted cash flows the difference is written off.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Advertising Expense. The cost of advertising is expensed as incurred. Crystal Decisions does not incur any direct response advertising costs.

   Comprehensive Income (Loss). Accumulated other comprehensive income (loss) comprised foreign currency translation gains and losses. Crystal Decisions has reported the components of comprehensive loss on its consolidated and combined statements of stockholders' equity.

   Stock-Based Compensation. Crystal Decisions accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and net income per share are disclosures required by SFAS 123, "Accounting for Stock-Based Compensation" and are described in note 14.

   Income Taxes. The liability method is used in accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws.

  New Accounting Pronouncement

   On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, SFAS 141 requires intangible assets to be recognized apart from goodwill. SFAS 141 applies to the Company effective July 1, 2001. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Crystal Decisions is not required to adopt SFAS 142 until June 29, 2002. The Company is still assessing the impact of these Statements on its consolidated results of operations, financial position and cash flows.

4. Concentration of Credit and Foreign Currency Risk

   Financial instruments that potentially subject Crystal Decisions to significant concentrations of credit risk consist of primarily cash and cash equivalents as well as accounts receivable.

   Crystal Decisions places its cash in high credit quality financial institutions and its cash equivalents in highly rated, short-term investments. Year-end cash balances represent both U.S. Dollar and foreign currency deposits, primarily denominated in the Canadian Dollar, British Pounds Sterling, Japanese Yen and currencies tied to the Euro. Seagate Technology LLC, a subsidiary of Seagate Technology (US) Holdings, Inc., and an indirect subsidiary of New SAC, uses a centralized cash management function for all of its domestic operations. Crystal Decisions participates in this centralized cash management function for certain of its domestic operations. At June 29, 2001, $31.0 million of Crystal Decisions' cash and cash equivalents were invested in U.S. deposits managed by Seagate Technology LLC on the Company's behalf. The carrying value of cash and cash equivalents approximates fair value.

   Accounts receivable are derived from revenues earned from customers primarily located in North America and Europe. Crystal Decisions performs ongoing credit evaluations of its customers and generally does not require collateral. Crystal Decisions maintains reserves for potential credit losses.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Overall, Crystal Decisions' customer base is diverse however, a third-party customer, Ingram Micro, Inc. ("Ingram") represented 17%, 20% and 13% of Crystal Decisions' total revenues in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. No other customer represented 10% or more of the Company's total revenues in fiscal 2001, 2000 or 1999. As a percentage of receivables, amounts outstanding from Ingram represent 11% and 22% of the total receivable balance in fiscal 2001 and fiscal 2000, respectively. Crystal Decisions' agreements with Ingram may be terminated upon the expiration of a required notice period.

5. Accounts Receivable

   Accounts receivable are summarized below (in thousands):

                                                 June 29, 2001 June 30, 2000
                                                 ------------- -------------
    Accounts receivable.........................    $32,427       $19,272
    Less allowance for bad debts................     (1,779)       (1,679)
    Less allowance for returns..................     (1,097)       (1,015)
                                                    -------       -------
                                                    $29,551       $16,578
                                                    =======       =======

6. Capital Assets

   Capital assets consisted of the following (in thousands):

                                              Estimated     June 29, June 30,
                                             Useful Life      2001     2000
                                          ----------------- -------- --------
  Equipment.............................. Two to five years $ 8,782  $ 19,686
  Leasehold improvements.................   Life of lease     4,041     3,359
                                                            -------  --------
                                                             12,823    23,045
  Less accumulated depreciation..........                    (2,333)  (13,697)
                                                            -------  --------
                                                            $10,490  $  9,348
                                                            =======  ========

   On November 22, 2000 and as a result of the New SAC Transaction, a portion of the net purchase price under this transaction was allocated to the assets and liabilities of Crystal Decisions based on their fair values at the date of the transaction. As the fair values of these assets was greater than the amount paid by New SAC, negative goodwill resulted, which was allocated against the relative fair values of the long-lived tangible and intangible assets. As a result, the net book value of the capital assets at November 22, 2000 was reduced by approximately 46%, resulting in a net book value at that date of $5.1 million (refer to note 2 for further information).

   Depreciation expense was $4.6 million, $4.3 million and $3.4 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Depreciation expense was $2.3 million for the five-month period ended November 22, 2000 and $2.3 million for the period from November 23, 2000 to June 29, 2001.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


7. Goodwill and Other Intangibles

   Goodwill and other intangibles consisted of the following (in thousands):

                                              June 29, 2001 June 30, 2000
                                              ------------- -------------
      Goodwill...............................    $    --      $  5,771
      Other intangibles
         Developed technologies..............     15,234        18,492
         Trademark...........................         --         6,506
         Assembled work force................      7,073         2,284
         Customer base.......................         --         4,025
                                                 -------      --------
             Total other intangibles.........     22,307        31,307
                                                 -------      --------
                                                  22,307        37,078
      Accumulated amortization...............     (4,338)      (31,792)
                                                 -------      --------
      Goodwill and other intangibles.........    $17,969      $  5,286
                                                 =======      ========

   On November 22, 2000 and as a result of the New SAC Transaction, a portion of the net purchase price under this transaction was allocated to the assets and liabilities of Crystal Decisions based on their fair values at the date of the transaction. As the fair values of these assets was greater than the amount paid by New SAC, negative goodwill resulted, which was allocated against the relative fair values of the long-lived tangible and intangible assets. The fair market value of the intangible assets (excluding IPR&D) was $41 million, with the resulting net book value being $22.3 million after the allocation of negative goodwill (see note 2). The $22.3 million was represented by developed technologies of $15.2 million and assembled work force of $7.1 million. The remaining intangibles at November 22, 2000 are being amortized on a straight-line basis over their estimated useful lives (36 months).

   Amortization expense for goodwill and other intangibles, including developed technologies, was $735,000 for the period from July 1, 2000 to November 22, 2000 and $4,338,000 for the period from November 23, 2000 to June 29, 2001. In fiscal 1999, cost of revenues included write-offs to net realizable value of $4.7 million due to Crystal Decisions' decision not to use previously acquired technology in future periods and to reflect the impairment of certain developed technologies. In fiscal 1999, amortization of goodwill and other intangibles also included a write-off of $1.5 million due to asset values that had become impaired.

8. Advertising Expense

   Advertising expense included in sales and marketing expense, totaled $8.3 million, $10.9 million and $10.7 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

9. Related Party Transactions

   During the quarter ended December 29, 2000, Crystal Decisions signed a software license agreement (the "License Agreement") with Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use its business intelligence software and maintenance and support services. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions' established list price. During fiscal 2001, Crystal Decisions recognized a total of $1.5 million from the License Agreement. At June 29,

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

2001, $151,000 remained as deferred revenue. In addition, Crystal Decisions' earned approximately $223,000 of consulting revenues related to the License Agreement. As of June 29, 2001, there were no outstanding amounts owed by Seagate Technology included in accounts receivable.

   Historically, Seagate Technology provided substantial administrative and financial services to Crystal Decisions under a General Services Agreement dated June 28, 1997. During fiscal 2001, the General Services Agreement was replaced by the following agreements between Crystal Decisions and Seagate Technology LLC: a Corporate Services Agreement, a Payroll Services Agreement, and a Management Services Agreement under substantially the same terms as the General Services Agreement with Seagate Technology. The term of the new agreements are each three years with successive renewal periods of one year. Upon the closing of the New SAC Transaction, these agreements were assumed by New SAC. Seagate Technology LLC provides various cash management, taxation, administrative, accounting and similar corporate and managerial services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. The amount of corporate expense charges depends upon the total amount of allocable costs incurred by Seagate Technology LLC on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology LLC's corporate marketing and general and administrative departmental managers. Management believes that the allocation method applied to the costs provided under these agreements is reasonable. Charges to Crystal Decisions for general and administrative expenses were $1,214,274, $657,749 and $567,848 for fiscal 2001, fiscal 2000 and fiscal 1999 respectively. Management estimates that additional costs for the services covered under this agreement would have been $688,000 for fiscal 2000 (unaudited) and $755,000 for fiscal 1999 (unaudited) had the Company operated on a stand-alone basis from Seagate Technology. Management believes the expenses incurred as charged by Seagate Technology LLC under the new agreements for fiscal 2001 approximates the fair market value of these services and thus no material additional costs would have been incurred.

   Until October 22, 2000, the employees of Crystal Decisions also participated in the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permitted eligible employees who had completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the Purchase Plan, Crystal Decisions employees purchased 24,181, 57,245, and 35,113 shares of Seagate Technology common stock in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. The Company did not make matching payments for such employee stock purchases. The Purchase Plan terminated prior to the closing of the New SAC Transaction.

   The U.S. employees of Crystal Decisions are eligible to participate in the Seagate Technology tax-deferred savings plan, the "Seagate Technology, Inc. Savings and Investment Plan" ("the 401(k) plan"). The 401(k) plan is designed to provide qualified employees with an accumulation of funds at retirement. Qualified employees may elect to contribute to the 401(k) plan on a monthly basis. Crystal Decisions may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. Contributions to the 401(k) plan were not impacted by the November 22, 2000 New SAC Transaction. Crystal Decisions made nominal contributions in fiscal 2001, fiscal 2000, and fiscal 1999.

   Refer to note 15 regarding the Revolving Loan Agreement between Crystal Decisions and Seagate Technology LLC and note 4 regarding the Company's cash management arrangement with Seagate Technology LLC.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


10. Unusual Transactions

  Sale of Seagate Technology

   On November 22, 2000, the date of the closing of the New SAC Transaction, vesting of Seagate Technology options were accelerated and net exercised for merger consideration of 0.4465 shares of VERITAS and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Seagate Technology. At November 22, 2000, options to purchase 51,500 shares of Seagate Technology common stock were held by certain Crystal Decisions employees. As a result, the Company recorded approximately $1.9 million of non-cash compensation expense attributable to its employees as a capital contribution from Seagate Technology. The compensation expense is recorded as an unusual item in the Company's statement of operations for fiscal 2001.

  The June 1999 Seagate Technology Exchange Offer

   On May 28, 1999, Seagate Software Holdings contributed its NSMG business and related assets and liabilities to VERITAS in exchange for shares of VERITAS common stock. In a separate but related transaction on June 9, 1999, Seagate Technology exchanged 5,275,772 shares of Seagate Technology common stock for 3,267,255 shares of Seagate Software Holdings common stock owned by employees, directors and consultants of Seagate Software Holdings and its parent and subsidiaries. The exchange ratio was determined based on the estimated value of Seagate Software Holdings common stock divided by the fair market value of Seagate Technology common stock.

   The estimated value of Seagate Software Holdings common stock exchanged into Seagate Technology common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the IMG business of Seagate Software Holdings as determined by the Seagate Software Holding's Board of Directors, plus the assumed proceeds from the exercise of all outstanding Seagate Software Holdings stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate Software Holdings considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows and consultations with financial advisors.

   Seagate Software Holdings recorded the acquisition of its common stock by Seagate Technology as an acquisition of the minority interest by Seagate Technology. Seagate Software Holdings accounted for the exchange of shares of its common stock outstanding and vested more than six months as the purchase of a minority interest and, accordingly, the fair value of the $51.8 million for the shares exchanged was allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. For those shares outstanding and vested less than six months, the fair value of the shares purchased less the original purchase price paid by the employees was recorded as compensation expense as this constituted an early settlement of an award of stock or grant of an option. Compensation expense associated with the issuance of Seagate Technology shares amounted to approximately $102.5 million, plus $630,000 of employer portion of payroll taxes.

   Related to the June 1999 Seagate Technology Exchange Offer, Seagate Software Holdings recorded additional compensation expense of $8.6 million for the issuance of notes payable for the purchase of unvested stock options held by certain continuing employees. This amount was not considered a capital contribution from Seagate Technology because the notes payable were issued by Seagate Software, Inc. In addition, Seagate Software Holdings recorded compensation expense amounting to $12.7 million for accelerated vesting on certain stock options for its former Chief Executive Officer and several other employees, each of whom became employees of VERITAS.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The consolidated and combined statement of operations for fiscal 1999 included an allocation of compensation expense arising from the June 1999 Seagate Technology Exchange Offer attributable to Crystal Decisions. Compensation expense was allocated to Crystal Decisions on the basis of employees specifically identified with the IMG business who participated in the exchange and for those employees of Seagate Software Holdings and Seagate Technology who performed services for the IMG business on the basis of time estimates. Accordingly, Crystal Decisions recorded $77.5 million of compensation expense out of the total compensation expense of $102.5 million related to the June 1999 Seagate Technology Exchange Offer as a capital contribution from Seagate Technology. In addition, as both the $630,000 aforementioned employer portion of payroll taxes and the $8.6 million aforementioned compensation expense for the purchase of unvested stock options related to certain continuing employees of Crystal Decisions, these amounts have been reflected as expenses for fiscal 1999. None of the aforementioned $12.7 million of compensation expense that arose from the accelerated vesting on certain stock options for employees who became employees of VERITAS was allocated to Crystal Decisions because the compensation expense was not attributable to employees of Crystal Decisions.

   The following table summarizes the components of the unusual items expenses for fiscal 1999 reported by Seagate Technology, that are attributable to the employees of Crystal Decisions (in thousands):

                                                          As reported by     Allocated to
                                                        Seagate Technology Crystal Decisions
                                                        ------------------ -----------------
Compensation expense related to the issuance of Seagate
  Technology common stock..............................      $102,549           $77,519
Compensation expense for accelerating vesting on stock
  options held by certain employees who become
  employees of VERITAS.................................        12,719                --
Compensation expense for the purchase of unvested
  stock options held by certain continuing employees of
  Crystal Decisions....................................         8,565             8,565
Employer portion of payroll taxes......................           630               630
                                                             --------           -------
   Total unusual items.................................      $124,463           $86,714
                                                             ========           =======

   The consolidated and combined financial statements of Crystal Decisions at July 2, 1999 also include an allocation of $5.4 million of the $51.8 million purchase price allocation described above. The allocation to Crystal Decisions was based on the fair value of the IMG business relative to Seagate Software Holdings. A number of factors were considered in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

   The allocation of the purchase price to the intangible assets of Crystal Decisions as at June 9, 1999 was as follows:

         Developed technologies........................... $  686,000
         Trademark........................................    158,000
         Assembled work force.............................    207,000
         In-process research and development..............    109,000
         Goodwill.........................................  4,700,000
         Deferred tax liability...........................   (412,000)
                                                           ----------
            Total purchase price allocated................ $5,448,000
                                                           ==========

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  The October 1999 Seagate Technology Exchange of Shares

   On October 20, 1999, the stockholders of Seagate Software Holdings approved the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. The merger was effected on October 20, 1999. Seagate Software Holdings' assets consisted of the assets of the IMG business and its investment in the common stock of VERITAS. Upon the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. All outstanding options to purchase Seagate Software Holdings common stock were accelerated immediately prior to the merger. In connection with the merger, Seagate Software Holdings minority stockholders and optionees received payment in the form of 3.23 shares of Seagate Technology's common stock per share of Seagate Software Holdings common stock less any amounts due for the payment of the exercise price of unexercised options. Seagate Technology issued 9,124,046 shares of its common stock from treasury shares to optionees and minority stockholders of Seagate Software Holdings in connection with the merger.

   Seagate Technology accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software Holdings common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19.4 million and was recorded as purchase price and allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. Seagate Technology accounted for the exchange of shares of its common stock for stock options in Seagate Software Holdings held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. Seagate Technology recorded compensation expense of $283.6 million, plus $2.1 million of employer portion of payroll taxes, related to the purchase of minority interest in Seagate Software Holdings.

   The Crystal Decisions' consolidated and combined statement of operations for fiscal 2000 includes an allocation of compensation expense arising from the October 1999 Seagate Technology Exchange of Shares. Compensation expense was allocated to Crystal Decisions on the basis of employees specifically identified with the IMG business and for those employees that performed services for the IMG business, on the basis of time estimates. Accordingly, Crystal Decisions recorded $239.6 million of the $283.6 million compensation expense related to the October 1999 Seagate Technology exchange of total of shares and offsetting $239.6 million was recorded as a capital contribution from Seagate Technology. In addition, the $2.1 million of employer portion of payroll taxes paid related to Crystal Decisions employees and therefore Crystal Decisions recorded that amount as an expense for fiscal 2000.

   In addition, $877,000 of legal and accounting costs were incurred by Crystal Decisions in connection with the recapitalization and reorganization of Crystal Decisions.

   The following table summarizes the components of the unusual items expense for fiscal 2000 reported by Seagate Technology that are attributable to the employees of Crystal Decisions (in thousands):

                                                       As reported by     Allocated to
                                                     Seagate Technology Crystal Decisions
                                                     ------------------ -----------------
Compensation expense associated with the exchange of
  Seagate Software Holdings common stock for Seagate
  Technology common stock...........................      $283,619          $239,574
Employer portion of payroll taxes...................         2,118             2,118
Transaction costs...................................           877               877
                                                          --------          --------
   Total unusual items..............................      $286,614          $242,569
                                                          ========          ========

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The consolidated and combined financial statements of Crystal Decisions at June 30, 2000 also include an allocation of $1.2 million of the $19.4 million purchase price allocation described above. The allocation to Crystal Decisions was based on the fair value of the IMG business relative to the fair value of Seagate Software Holdings. A number of factors were considered in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

   The allocation of the purchase price to the intangible assets of Crystal Decisions as at October 20, 1999 was as follows:

         Developed technologies........................... $  156,000
         Trademark........................................     36,000
         Assembled work force.............................     47,000
         In-process research and development..............     25,000
         Goodwill.........................................  1,071,000
         Deferred tax liability...........................    (94,000)
                                                           ----------
            Total purchase price allocated................ $1,241,000
                                                           ==========

11. Restructuring Costs

   During fiscal 2001, Crystal Decisions incurred $573,000 of restructuring charges. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer office locations. The charges were primarily comprised of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At June 29, 2001, amounts remaining accrued but unpaid were not considered material.

   During fiscal 2000, Crystal Decisions incurred $1.3 million of restructuring charges for termination of excess personnel as Crystal Decisions realigned its resources to better manage and control its business. The charges resulted from a company-wide restructuring plan announced in October 1999 and were comprised of charges of severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000 and no amounts were outstanding as of June 30, 2000.

   The restructuring events described above were independent of each other.

12. Income Taxes

   Prior to the sale of the operating assets of Seagate Technology, Crystal Decisions was included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and Crystal Decisions had entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which Crystal Decisions computed hypothetical tax returns as if Crystal Decisions was not joined in consolidated or combined returns with Seagate Technology. Crystal Decisions paid Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns showed entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology would pay Crystal Decisions the amount of such refunds. As the end of fiscal 2001 and 2000, respectively, $4.0 million and $67.0 million of intercompany tax related balances due to Crystal Decisions from Seagate Technology have been

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

offset against amounts due, if any, to Seagate Technology under the Revolving Loan Agreement (refer to note 15 for further discussion). On November 22, 2000, the Tax Allocation Agreement was terminated.

   The provision for (benefit from) income taxes consisted of the following (in thousands):

                                                           For the years ended
                                                 ---------------------------------------
                                                 June 29, 2001 June 30, 2000 July 2, 1999
                                                 ------------- ------------- ------------
Current Tax Expense (Benefit):
   Federal......................................    $(1,418)     $(46,977)     $(3,646)
   State........................................     (1,056)       (7,440)      (1,694)
   Foreign......................................      2,128          (491)       2,814
                                                    -------      --------      -------
       Total Current Tax Expense (Benefit)......       (346)      (54,908)      (2,526)
                                                    -------      --------      -------
Deferred Tax Expense (Benefit):
   Federal......................................         --          (139)          --
   State........................................         --            (8)          --
   Foreign......................................      1,529            --           --
                                                    -------      --------      -------
       Total Deferred Tax Expense (Benefit).....      1,529          (147)          --
                                                    -------      --------      -------
Provision for (benefit from) Income Taxes.......    $ 1,183      $(55,055)     $(2,526)
                                                    =======      ========      =======

   The benefit from income taxes has been computed on a separate return basis, except that the tax benefits of certain of Crystal Decisions' tax losses and credits were recognized by Crystal Decisions on a current basis if such losses could be utilized by Seagate Technology in its tax returns.

   Income (Loss) before income taxes consisted of the following (in thousands):

                                                            For the years ended
                                                  ---------------------------------------
                                                  June 29, 2001 June 30, 2000 July 2, 1999
                                                  ------------- ------------- ------------
United States....................................   $(12,110)     $(271,991)   $(109,095)
Foreign:
   Canada........................................        331         (4,042)       9,668
   Europe........................................        676            116          750
   Other.........................................        817           (300)        (224)
                                                    --------      ---------    ---------
                                                    $(10,286)     $(276,217)   $ (98,901)
                                                    ========      =========    =========

   Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

   The pro forma information assuming a tax benefit based on a separate return basis is as follows (in thousands):

                                                       For the years ended
                                                   --------------------------
                                                   June 29, 2001 June 30, 2000
                                                   ------------- -------------
 Loss before income taxes.........................   $(10,286)     $(276,217)
 Benefit from (provision for) income taxes........     (1,183)           491
                                                     --------      ---------
 Net loss.........................................   $(11,469)     $(275,726)
                                                     ========      =========

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The income tax benefits relating to the exercise of certain employee stock options of Seagate Technology shares by Crystal Decisions' employees under the Seagate Technology Employee Stock Purchase Plan increased amounts due from Seagate Technology pursuant to the Tax Allocation Agreement and were credited to additional paid-in capital. Such amounts approximated $33,000, $109,000 and $22,000, in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of Crystal Decisions' deferred tax assets and liabilities were as follows (in thousands):

                                                          For the years ended
                                                      --------------------------
                                                      June 29, 2001 June 30, 2000
                                                      ------------- -------------
Deferred Tax Assets
Reserves.............................................   $  1,008      $  1,953
Accrued compensation and benefits....................        948           802
Accrued expenses not currently deductible............      2,482         1,300
Excess of tax bases of goodwill and other intangibles
  over book basis....................................     10,675        31,754
Foreign net operating loss carryforwards.............        387           855
Other................................................        105         1,637
                                                        --------      --------
   Total Deferred Tax Assets.........................     15,605        38,301
Valuation allowance..................................    (15,605)      (38,301)
                                                        --------      --------
   Net Deferred Tax Assets...........................         --            --
                                                        --------      --------
Deferred Tax Liabilities
Capital Assets, goodwill and other intangibles.......      3,600           381
                                                        --------      --------
Net Deferred Tax Liabilities.........................   $  3,600      $    381
                                                        ========      ========

   In connection with the November 22, 2000 purchase of the operating assets of Seagate Technology, Crystal Decisions recorded a $13.7 million valuation allowance for deferred tax assets. The $13.7 million of deferred tax assets subject to the valuation allowance was based on the excess of tax bases over the fair values of acquired property, plant and equipment, and liabilities assumed at that date for which the Company expects to receive tax deductions in its federal and state returns in future periods. The Company also recorded $2 million of foreign deferred tax liabilities as a result of the excess of the fair market values of inventory, long-term investments, and acquired intangible assets over their related tax bases.

   The realization of the tax benefits for the federal and state deferred tax assets subject to the valuation allowance will depend primarily on the Company's ability to generate sufficient taxable income in the United States in future periods; the timing and amount of which are uncertain. Crystal Decisions anticipates that the tax benefits of the deferred tax assets, when realized, will first result in a reduction in values of the intangibles assets recorded in the push down adjustments to Crystal Decisions. Any excess tax benefit would then be realized as a reduction of future income tax expense.

   As of June 29, 2001, Crystal Decisions had foreign net operating loss carryforwards of approximately $1.3 million, which are available to offset future taxable income and do not expire.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The reconciliation between the provision for (benefit from) income taxes at the U.S. statutory rate and the effective rate are summarized as follows (in thousands):

                                                                    For the years ended
                                                          ---------------------------------------
                                                          June 29, 2001 June 30, 2000 July 2, 1999
                                                          ------------- ------------- ------------
Provision (benefit) at U.S. statutory rate...............    $(3,599)     $(95,765)     $(34,615)
State income taxes (benefit), net........................       (435)       (4,191)       (2,371)
Foreign income taxes in excess of the U.S. statutory rate      2,942         1,229           109
Write-off of in-process research and development.........        693            --            --
Non-deductible compensation expense......................         --        56,734        18,019
Valuation allowance......................................      1,913       (12,913)       13,631
Other individually immaterial items......................       (331)         (149)        2,701
                                                             -------      --------      --------
                                                             $ 1,183      $(55,055)     $ (2,526)
                                                             =======      ========      ========

13. Net Loss Per Share

   Basic loss per common share has been computed using the weighted average number of shares of common stock outstanding during each of the periods presented, with the 75,001,000 shares held by its parent company being treated as outstanding for all reporting periods. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding during each of the periods presented assuming exercise of options to purchase common stock, with the 75,001,000 shares held by its parent company being treated as outstanding for all reporting periods. Options to purchase common stock were excluded from the computation of diluted net loss per share, as their effect is not dilutive.

   Below is a reconciliation of the numerator and denominator used to calculate net loss per share (in thousands, except share and per share data).

                                                               For the years ended
                                                     ---------------------------------------
                                                     June 29, 2001 June 30, 2000 July 2, 1999
                                                     ------------- ------------- ------------
Basic and diluted net loss per share computation:
   Numerator:
       Net loss.....................................  $   (11,469)  $  (221,162) $   (96,375)
                                                      ===========   ===========  ===========
   Denominator:
       Weighted average number of common shares
         outstanding................................   75,252,510    75,001,391   75,001,000
                                                      ===========   ===========  ===========
Net loss per share--basic and diluted...............  $     (0.15)  $     (2.95) $     (1.28)
                                                      ===========   ===========  ===========

14. Stockholders' Equity

   Crystal Decisions' authorized capital stock consists of 150,000,000 shares of common stock; $0.001 par value per share. No dividends have been declared or paid to date by Crystal Decisions.

   1999 and 2000 Stock Option Plans. he Crystal Decisions 1999 and 2000 Stock Option Plans ("Crystal Decisions Plans") provide for the issuance of incentive and nonstatutory stock options to employees, directors and consultants of Crystal Decisions, New SAC and subsidiaries of the consolidated group.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   1999 Stock Option Plan. As of June 29, 2001, Crystal Decisions had reserved 22,500,000 shares under the 1999 Stock Option Plan. Options granted under this plan are granted at fair market value, expire ten years from the date of the grant and vest over 48 months, with the shares subject to the option vesting as to 25% on the first anniversary of the vesting commencement date and as to 1/48/th/ per month thereafter. As of June 29, 2001 and June 30, 2000, respectively, 10,680,856 and 8,626,879 options were outstanding under the 1999 stock option plan and 11,422,229 and 13,872,071 remained available for grant.

   2000 Stock Option Plan. As of June 29, 2001, Crystal Decisions had reserved 200,000 shares under the 2000 Stock Option Plan. Options granted under this plan are granted at fair market value, expire ten years from the date of grant and become fully vested and exercisable immediately prior to a merger or asset sale, other than the Sale of Seagate Technology described in note 2, or on the date an initial public offering of Crystal Decisions' common stock is declared effective by the United States Securities and Exchange Commission. Compensation expense will be measured at fair value upon vesting of these options as all of the options under this plan have been granted to employees of New SAC or another subsidiary within the consolidated group. As of June 29, 2001 and June 30, 2000, respectively, 106,450 and 161,450 options were outstanding under the 2000 stock option plan and 93,550 and 38,550 options, respectively, remained available for grant.

   Options under the Crystal Decisions Plans were granted at an exercise price equal to the fair market value of Crystal Decisions' common stock on the grant date, as determined by the Company's Board of Directors.

   Prior to fiscal 2000, employees, directors and consultants of Crystal Decisions participated in Seagate Software Holdings 1996 Stock Option Plan (the "Holdings Plan"). Under the Holdings Plan, incentive or nonstatutory stock options were issued to employees, directors and consultants of Seagate Software Holdings, its parent and subsidiaries. Seagate Software Holdings had reserved a total of 16,600,000 shares under the plan. Options granted under the Holdings Plan were granted at fair market value, expired 10 years from the date of the grant and vested equally over 48 months. During fiscal 1999, certain of these options were exchanged for Seagate Technology common stock, (see note 10), and in October 1999, the remaining options outstanding were accelerated, vested in full and exercised. In connection with the merger of Seagate Software Holdings and Seagate Daylight Merger Corp., the Holdings Plan was terminated. The SFAS 123 pro forma information disclosed below for fiscal 1999 was based on the Holdings Plan.

   Following is a summary of stock option activity from the inception of the Crystal Decisions Plans through fiscal 2001:

                                                  Options Outstanding
                                             ------------------------------
                                               Number of
                                             Common Shares Weighted Average
                                               Issuable     Exercise Price
                                             ------------- ----------------
     Balance at July 2, 1999................          --        $  --
        Granted.............................   9,501,899         4.00
        Exercised...........................      (1,050)        4.00
        Forfeited...........................    (712,520)        4.00
                                              ----------
     Balance at June 30, 2000...............   8,788,329         4.00
                                              ==========
        Granted.............................   3,305,615         4.00
        Exercised...........................    (395,865)        4.00
        Forfeited...........................    (910,773)        4.00
                                              ----------
     Balance at June 29, 2001...............  10,787,306         4.00
                                              ==========

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Options available for grant under the Crystal Decisions Plans were 11,515,779 and 13,910,621 at June 29, 2001 and June 30, 2000, respectively. The following tables summarize information about options outstanding at June 29, 2001:

                         Options Outstanding              Exercisable Options
            --------------------------------------------- -------------------
                                Weighted Average Weighted            Weighted
                                   Remaining     Average             Average
            Exercise Number of  Contractual Life Exercise Number of  Exercise
             Price    Shares       (in years)     Price    Shares     Price
            -------- ---------- ---------------- -------- ---------  --------
             $4.00   10,787,306       8.81        $4.00   3,243,627   $4.00
                     ----------                           ---------
  Total....  $4.00   10,787,306       8.81        $4.00   3,243,627   $4.00
                     ==========                           =========

   Pro Forma Information. SFAS 123 requires Crystal Decisions to present pro forma information regarding net income/(loss) and earnings/(loss) per share for stock options granted after June 30, 1995 as if Crystal Decisions had accounted for its stock options under the fair value method of SFAS 123. The fair value of Crystal Decisions' stock options was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Crystal Decisions stock options granted to employees have characteristics significantly different from those of exchange-traded options (and are not fully transferable) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the stock options granted to employees.

   The weighted average deemed fair value of stock options granted under Crystal Decisions Plans was $3.06 in fiscal 2001 and $2.83 in fiscal 2000. The fair value was estimated assuming no expected dividends and the following weighted average assumptions:

                                            Crystal Decisions Options Plan
                                          ----------------------------------
                                          Fiscal 2001 Fiscal 2000 Fiscal 1999
                                          ----------- ----------- -----------
  Expected life (in years)...............    2.82        1.97        3.31
  Risk-free interest rate................     5.6%        6.2%        5.2%
  Volatility.............................     .99         .95         .68

   The weighted average fair value of shares granted under the Seagate Technology Stock Purchase Plan ("Purchase Plan") were $11.47 and $10.18 per share in fiscal 2000 and fiscal 1999, respectively. The fair value was estimated assuming no dividends and the following weighted average assumptions: an expected life of six months for both years, a risk-free interest rate of 5.7% and 4.6% for fiscal 2000 and 1999, respectively, and a volatility of .78 and .80 for fiscal 2000 and 1999, respectively. The weighted average purchase price of shares granted under the Purchase Plan were $23.38 and $22.72 per share in fiscal 2000 and fiscal 1999, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options was amortized over the options' vesting period (for stock options) and over the six-month purchase period for stock purchases under the Purchase Plan. Crystal Decisions' pro forma information follows (in thousands):

                                                   Fiscal year ended
                                        ---------------------------------------
                                        June 29, 2001 June 30, 2000 July 2, 1999
                                        ------------- ------------- ------------
Pro forma net loss.....................   $(18,653)     $(225,973)    $(96,956)
Pro forma net loss per common share....   $  (0.25)     $   (3.01)    $  (1.29)

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years as no options were issued under the Crystal Decisions Plans prior to November 1999.

   Common Stock Subject to Repurchase. As of June 29, 2001, employees and directors of Crystal Decisions exercised options to purchase a combined total of 396,915 of Crystal Decisions common stock under the 1999 Stock Option Plan. Under the provisions of the 1999 Stock Option Plan, certain employees and directors have exercised certain of their options to purchase common stock, including the unvested portion. At the option of Crystal Decisions and within 30 days of termination of these individuals, Crystal Decisions may but is not obligated to repurchase the unvested shares at the original purchase price. As of June 29, 2001, there were 129,001 unvested shares that could become subject to repurchase with a balance and an aggregate repurchase price of $516,004. There was no stock subject to repurchase as of June 30, 2000.

15. Revolving Loan Agreement with Seagate Technology LLC

   On July 4, 2001, Crystal Decisions and Seagate Technology LLC renewed the Revolving Loan Agreement originally dated June 28, 1996 and previously renewed on July 4, 2000. Prior to fiscal 2001, certain of Crystal Decisions' working capital needs and operating activities had been financed by borrowings from Seagate Technology under the Revolving Loan Agreement. As of June 30, 2000 the Revolving Loan Agreement was a net receivable balance of $25.7 million, and while the funds were available for use, no amounts were borrowed under the agreement in fiscal 2001.

   The renewed Revolving Loan Agreement provides for maximum outstanding borrowings of up to $15.0 million and expires on July 4, 2002. If not paid earlier, the loan is payable or receivable upon termination of the agreement. As of June 29, 2001 and June 30, 2000, the revolving loan balance was a net receivable from Seagate Technology LLC and its affiliates of $3.4 million and $25.7 million, respectively. The net receivable arose largely as a result of offsetting amounts due from Seagate Technology under a Tax Allocation Agreement for income tax loss benefits utilized by Seagate Technology relative to Crystal Decisions' tax loss position. The decrease in the net receivable balance during fiscal 2001 is attributable to the repayment of $31 million of the loan receivable by Seagate Technology LLC, which is managed by Seagate Technology on behalf of Crystal Decisions and is presented on the balance sheet as cash and cash equivalents. The loan balance is presented on the balance sheet as a net receivable or net payable in accordance with the terms of the loan agreement.

   During fiscal 2001, Crystal Decisions earned interest income on a monthly basis on the net receivable revolving loan balance outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield (average of 6.46% for fiscal 2001). Beginning in fiscal 1999, interest was earned or charged on the net revolving loan balance receivable or payable outstanding on a monthly basis at LIBOR plus 2% per annum, (average of 7.85% for fiscal 2000). Prior to fiscal 1999, Crystal Decisions paid interest at 6% per annum. Interest income and expense, as presented in the statement of operations, primarily relates to interest on the revolving loan. Effective July 4, 2001, Crystal Decisions will continue to earn interest on amounts due under the Revolving Loan Agreement at a rate calculated to be Seagate Technology LLC's in-house portfolio yield; however, the Company will be charged interest at LIBOR plus 3.5% on amounts borrowed. Net interest income of $1,845,000 was earned and net interest expense of $583,000 was incurred on the net receivable/payable loan balance for fiscal 2001 and fiscal 2000, respectively.

   Although Crystal Decisions has incurred net losses during the three-year period ended June 29, 2001, the Company generated positive cash flow for fiscal 2001. Crystal Decisions believes that the Company's combined sources of financing: current cash balances; available borrowings from Seagate Technology LLC under the

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

Revolving Loan Agreement; and cash flows generated from the Company's operations, will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Should Crystal Decisions require additional financing that is not available from Seagate Technology LLC at terms that are satisfactory to Crystal Decisions, Crystal Decisions may seek additional equity and financing from other sources, subject to concurrence by the lenders who financed the New SAC Transaction. As a result of the New SAC Transaction, Crystal Decisions guaranteed the debt used to finance the New SAC Transaction and pledged a majority of its assets. As a result of restrictive covenants under the debt agreement, the ability of Crystal Decisions to raise additional debt or equity from other sources may be limited. (Refer to note 16 for further discussion.)

16. Debt Guarantees and Pledge of Assets

  Senior Secured Credit Facility

   On the closing of the New SAC Transaction, New SAC entered into senior credit facilities with a syndicate of banks and other financial institutions. The senior credit facilities provide senior secured financing of up to $900 million, consisting of:

  . a $200 million revolving credit facility for general corporate purposes, with a sub-limit of $100 million for letters of credit, which will terminate in November 2005;

  . a $200 million term loan A facility due in scheduled installments with a maturity of November 2005; and

  . a $500 million term loan B facility due in scheduled installments with a maturity of November 2006.

   At the closing of the transaction, New SAC did not borrow under the revolving credit facility. At June 29, 2001, approximately $147 million of the revolving credit facility was available and approximately $53 million of existing letters of credit were outstanding.

   New SAC drew the full amount of the term loan A facility and the term loan B facility on the closing of the New SAC Transaction to finance the acquisition of Seagate Technology's operating assets, including Crystal Decisions. Of the $700 million of outstanding loans under the term loan A and B facilities, $695 million remained outstanding at June 29, 2001 as a result of a debt repayment of $5 million by New SAC in the quarter ended March 30, 2001. The amounts are repayable in semi-annual payments due as follows (in thousands):

                     Fiscal:
                        2002...................... $ 22,500
                        2003......................   40,000
                        2004......................   50,000
                        2005......................   60,000
                        2006......................  285,000
                        thereafter................  237,500
                                                   --------
                        Total..................... $695,000
                                                   ========

   The loans bear interest at variable rates dependent upon market interest rates and the nature of the borrowings, as well as the consolidated financial position of New SAC at applicable measurement dates. The average interest rates being charged under these borrowings from the date of the New SAC Transaction ranged from 6.56% (LIBOR plus 2.5%) to 9.69% (LIBOR plus 3%).

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

   New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis under the senior credit facilities. In addition, the majority of New SAC's and certain of its subsidiaries' assets, including certain of Crystal Decisions' assets and its capital stock, have been pledged against the debt under this credit agreement. New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain covenants under the loan agreements including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Crystal Decisions, as part of the consolidated group, is subject to certain financial covenants, which are assessed on the consolidated operating results and financial position of New SAC and its subsidiaries.

   The credit agreement provides for the release of Crystal Decisions from its guarantee obligations and asset pledge upon an approved transfer or sale of Crystal Decisions' common stock, or an initial public offering of at least 10%, on a fully diluted basis, of Crystal Decisions' voting common stock.

  Senior Subordinated Notes

   In connection with the closing and financing of the New SAC Transaction, Seagate Technology International, which is a indirectly owned by New SAC, issued unsecured senior subordinated notes under an Indenture Agreement dated November 22, 2000, at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. The notes mature on November 15, 2007 and bear interest payable semi-annually at a rate of 12.5% per annum. New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis, of the notes. In addition, New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain restrictive covenants under the terms of these notes including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Crystal Decisions may be released from its guarantee obligation if there are certain sales of its capital stock, including an initial public offering, but would remain subject to the restrictive covenants of the Indenture until Crystal Decisions and its subsidiaries are no longer subsidiaries of New SAC or are deemed no longer to be subject to the restrictive covenants.

   New SAC will not require Crystal Decisions' cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. The Company believes that none of the guarantees or pledges of assets under the senior credit facilities or the guarantees under the Indenture are likely to be invoked.

17. Business Segment and Geographic Information

   Crystal Decisions operates in a single industry segment--information infrastructure software. Crystal Decisions' products and services are sold worldwide, through direct sales, distributor and OEM channels. Within the segment, the chief operating decision maker, Crystal Decisions' chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by product channels.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Product and services revenues (in thousands):

                                                            For the years ended
                                                  ----------------------------------------
                                                  June 29, 2001 June 30, 2000 July 2, 1999
                                                  ------------- ------------- ------------
Licensing........................................   $107,028      $ 74,182      $ 92,013
Maintenance, support and services................     59,833        52,336        49,744
                                                    --------      --------      --------
       Total revenues............................   $166,861      $126,518      $141,757
                                                    ========      ========      ========

  Geographic revenues (in thousands) (1)(2):

                                                            For the years ended
                                                  ----------------------------------------
                                                  June 29, 2001 June 30, 2000 July 2, 1999
                                                  ------------- ------------- ------------
United States....................................   $113,175      $ 83,080      $ 86,945
Europe...........................................     31,812        28,570        38,625
Other............................................     21,874        14,868        16,187
                                                    --------      --------      --------
       Total revenues............................   $166,861      $126,518      $141,757
                                                    ========      ========      ========

  Channel revenues (in thousands):

                                                            For the years ended
                                                  ----------------------------------------
                                                  June 29, 2001 June 30, 2000 July 2, 1999
                                                  ------------- ------------- ------------
Direct...........................................   $105,243      $ 74,760      $ 85,773
Indirect (3).....................................     61,618        51,758        55,984
                                                    --------      --------      --------
       Total revenues............................   $166,861      $126,518      $141,757
                                                    ========      ========      ========

  Long-lived tangible and intangible assets (in thousands):

                                                     June 29, 2001 June 30, 2000
                                                     ------------- -------------
United States.......................................    $12,310       $ 6,154
Canada..............................................     14,120         7,254
Other...............................................      2,029         1,226
                                                        -------       -------
       Total long-lived tangible and intangible
         assets.....................................    $28,459       $14,634
                                                        =======       =======

  Reconciliation of total assets (in thousands):

                                                   June 29, 2001 June 30, 2000
                                                   ------------- -------------
 Total long-lived tangible and intangible assets..   $ 28,459       $14,634
 Other assets, including current..................     76,667        57,911
                                                     --------       -------
        Total assets..............................   $105,126       $72,545
                                                     ========       =======

--------
(1) Europe includes South Africa and the Middle East.

(2) Revenues are attributed to geographic locations based on the location of the customer.

(3) Includes Distributors and OEMs.

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Overall, Crystal Decisions' customer base is diverse; however, a third-party customer, Ingram, represented more than 10% of consolidated total revenues for a total of $27.7 million, $25.3 million and $18.3 million for fiscal 2001, 2000 and 1999, respectively. No other customer accounted for 10% or more of Crystal Decisions consolidated total revenues in fiscal 2001, 2000 or 1999.

18. Commitments

   Leases. Crystal Decisions leases its property, facilities and equipment under non-cancelable lease agreements. Facility leases expire at various dates through 2010 and contain various provisions for rental adjustments. The leases require Crystal Decisions to pay property taxes, insurance and normal maintenance costs. Crystal Decisions also occupies certain facilities owned by Seagate Technology. Future minimum payments for operating leases were as follows at June 29, 2001, in thousands:

                                                       Operating
                                                        Leases
                                                       ---------
               2002...................................  $ 5,944
               2003...................................    5,292
               2004...................................    4,555
               2005...................................    3,118
               2006...................................    2,187
               Thereafter.............................    2,072
                                                        -------
                                                        $23,168
                                                        =======

   Total rent expense for all facility and equipment operating leases was approximately $6.4 million, $5.7 million and $5.7 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

   Canadian Registered Retirement Savings Program. In January 1999, Crystal Decisions began sponsoring a tax deferred registered retirement savings program for its Canadian employees. Employees voluntarily contribute to registered retirement savings accounts and Crystal Decisions contributes 50% of the amounts contributed by the employees, up to a maximum of $1,667 (CAD $2,500) per employee or 6% of the individual employee's salary, whichever is less. Expenses related to this program were $879,000, $530,000 and $215,000 in fiscal 2001, fiscal 2000, and fiscal 1999, respectively.

19. Contingencies

   On November 10, 1997, Vedatech Corporation ("Vedatech") commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The original pleading alleged a breach of an oral agreement and infringement of Vedatech's U.K. copyright in one of Crystal Decisions' products and sought monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. Crystal Decisions has hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account Crystal Decisions' counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to

                            CRYSTAL DECISIONS, INC.
    (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP HOLDINGS, INC.)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

U.S. $200,000, Crystal Decisions has offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The court has granted Vedatech's request to delay commencement of the trial until February of 2002 with the caveat that the hearing of the trial will be split between liability and quantum (if required). The Company has defenses to all the causes of action, including the claim for quantum meruit, and intends vigorously to defend the actions. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on the liquidity, financial position or results of operations of the Company. The outcome of this matter and amount of related claims are not determinable at this time.

   In addition to the foregoing, Crystal Decisions is subject to other litigation in the ordinary course of its business. While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely affect Crystal Decisions' financial position, liquidity, or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Our directors and executive officers and certain information about them as of August 24, 2001 are as follows:

                                                                                   Director or
                                                                                    Executive
Name                          Age                    Position                     Officer Since
----                          ---                    --------                     -------------
Gregory B. Kerfoot........... 41  President, Chief Executive Officer and Director     1999
William Gibson............... 52  Chief Operating Officer                             2000
Eric Patel................... 44  Chief Financial Officer                             1999
Stephen J. Luczo............. 44  Chairman of the Board of Directors                  1999
Donald L. Waite.............. 68  Director                                            1999
David J. Roux................ 44  Director                                            2001
John W. Thompson............. 52  Director                                            2001
Justin Chang................. 34  Director                                            2001

   Mr. Kerfoot has served as our Chief Executive Officer since August 2000 and as President and a Director since August 1999. Mr. Kerfoot joined Seagate Technology in May 1994 when Seagate Technology acquired Crystal Computer Services, Inc. He continued as Director of Research and Development for the subsidiary. In May 1996, he was appointed President of the Seagate Software business and later in the year was named Executive Vice President and General Manager of the Seagate Software business. In fiscal 1998, Mr. Kerfoot was named Chief Strategic Officer for Seagate Software Holdings, as well as Executive Vice President and General Manager of the Seagate Software business. In August 1999, he was appointed as our Chief Operating Officer.

   Mr. Gibson has served as our Chief Operating Officer since September 2000. From April 1998 to August 2000, Mr. Gibson served as the President, Western Region, of Rogers Wireless, Inc., a communications company. From August 1997 to March 1998, Mr. Gibson served as Vice President-Business Units at Lucent Technologies. Mr. Gibson served as Vice President and General Manager at Sprint PCS from April 1997 to August 1997. Mr. Gibson served as Vice President and Marketing Manager of Ameritech Cellular and Paging from June 1993 to April 1997.

   Mr. Patel has served as our Chief Financial Officer since November 1999. From February 1997 to November 1999, Mr. Patel served in various capacities at University Games, a board game manufacturing company, the most recent of which was Chief Financial Officer and Vice President of Operations and International Sales and Marketing. From May 1993 to November 1996, Mr. Patel served as Director of Strategy for Dreyers Ice Cream.

   Mr. Luczo has served as our Chairman of the Board of Directors since August 1999 and served as our Chief Executive Officer from August 1999 to August 2000. Mr. Luczo became the Chief Executive Officer and a director of Seagate Technology LLC and New SAC on November 22, 2000. From July 1998 to May 2000, he served as President and Chief Executive Officer of Seagate Technology and was a director of Seagate Technology from July 1998 to November 2000. He joined Seagate Technology in October 1993 as Senior Vice President, Corporate Development. In March 1995, he became Executive Vice President, Corporate Development of Seagate Technology and Chief Operating Officer of the Software Group. Mr. Luczo also serves as a member of the board of directors of VERITAS, a software company.

   Mr. Waite has served as a member of our board of directors since August 1999. From November 2000, Mr. Waite has served as Executive Vice President and Chief Administrative Officer of New SAC and Seagate Technology LLC. Since March 1995, Mr. Waite served as Executive Vice President and Chief Administrative Officer of Seagate Technology. Mr. Waite also served as Chief Financial Officer of Seagate Technology from April 1984 to February 1998. Mr. Waite joined Seagate Technology in 1983 and has served in various roles prior to March 1995. Mr. Waite serves as a member of the board of directors of California Micro Devices Corporation, a thin-film semiconductor company.

   Mr. Roux has served as a member of our board of directors since February 2001. Mr. Roux is a founder and managing member of Silver Lake partners, a private equity firm. From February 1998 to November 1998, he served as the Chief Executive Officer and President of Liberate Technologies, a software platform provider. From September 1994 until December 1998, Mr. Roux held various management positions with Oracle Corporation, most recently as Executive Vice President of Corporate Development. Before joining Oracle, Mr. Roux served as Senior Vice President, Marketing and Business Development at Central Point Software from April 1992 to July 1994. Mr. Roux currently serves as Chairman of the Board of Directors of Liberate Technologies and also is the Chairman of the Board of Directors of New SAC and a member of the board of directors of Gartner, Inc., a business technology advisor.

   Mr. Thompson has served as a member of our board of directors since February 2001. Mr. Thompson is Chairman of the Board of Directors, President and Chief Executive Officer of Symantec Corporation, which he joined in April 1999. From 1971 to April 1999, Mr. Thompson held various executive and management positions with International Business Machines Corporation, an information technology provider. Mr. Thompson is a member of the boards of directors of New SAC, NiSource, Inc., and United Parcel Service Inc.

   Mr. Chang has served as a member of our board of directors since February 2001. Mr. Chang is a partner of Texas Pacific Group ("TPG"), and has been an executive of TPG since 1993. Prior to joining TPG, Mr. Chang was a financial analyst in the Merchant Banking Group and the Mergers and Acquisitions Group of Wasserstein Perella & Co., Inc. Mr. Chang is a member of the board of directors of ON Semiconductor, a manufacturer of high performance analog integrated circuits.

Item 11. Executive Compensation.

Summary Compensation Table

   The following table sets forth the compensation we paid to our Chief Executive Officer, our President and our next most highly compensated executive officers (collectively, the "Named Executive Officers"), each of whose compensation exceeded $100,000 in fiscal 2001.

                                                                                      Long-Term
                                                                                     Compensation
                                                                                      Securities
                                                                                      Underlying
                                           Fiscal                     Other Annual     Options
Name and Principal Position                 Year  Salary($) Bonus($) Compensation($) Granted (1)
---------------------------                ------ --------- -------- --------------- ------------
Gregory B. Kerfoot........................  2001  $235,386  $231,800     $    --             --
 President and Chief Executive Officer (2)  2000  $238,090  $     --     $    --      3,000,000
William Gibson............................  2001  $218,259  $120,620     $    --        400,000
 Chief Operating Officer (3)                2000  $     --  $     --     $    --             --
Eric Patel................................  2001  $188,024  $102,976     $82,690(5)     100,000
 Chief Financial Officer (4)                2000  $114,430  $ 56,771     $    --        250,000
Stephen J. Luczo..........................  2001  $ 16,038  $     --     $    --             --
 Chairman of the Board of Directors (6)     2000  $ 90,781  $     --     $    --        275,000

--------
(1) The stock options listed in the table represent options to purchase our Common Stock. See "Executive Compensation--Option Grants in Fiscal 2001" for additional information regarding options to purchase our stock granted during fiscal 2001.

(2) Mr. Kerfoot served as our President and Chief Operating Officer during fiscal 2000 and was appointed as President and Chief Executive Officer in August 2000. The 2001 amount represents compensation for the full fiscal 2001 year.

(3) Mr. Gibson's compensation for 2001 includes amounts since joining us in August 2000 as our Chief Operating Officer.

(4) Mr. Patel's compensation includes amounts since joining us in November 1999 as our Chief Financial Officer for fiscal 2000 and amounts for the full fiscal year for fiscal 2001.

(5) Included in other annual compensation is approximately $76,900 related to an one-time net tax equalization amount that will be paid by the company on Mr. Patel's behalf after his repayment of certain advances for Canadian tax liabilities.

(6) Amount represents the percentage of Mr. Luczo's salary from which we directly benefited. Mr. Luczo served as our Chief Executive Officer during fiscal 2000 and fiscal 2001, until Mr. Kerfoot's appointment in August 2000. We paid Seagate Technology directly for our percentage of Mr. Luczo's salary under a general services agreement. See the Related Party Transactions note to the Consolidated and Combined Financial Statements.

Option Grants in Fiscal 2001

   The following table sets forth certain information concerning grants of stock options to each of our Named Executive Officers during fiscal 2001.

                                                                              Potential Realizable Value
                              Number of   % of Total                          at Assumed Annual Rates of
                              Securities   Options    Exercise or            Stock Price Appreciation for
                              Underlying  Granted to  Base Price                   Option Term (3)
                               Options   Employees in  per Share  Expiration ----------------------------
Name                           Granted   Fiscal Year      (2)        Date          5%            10%
----                          ---------- ------------ ----------- ----------   ----------    ----------
Gregory B. Kerfoot...........       --         --           --           --  $       --     $       --
William Gibson...............  400,000      12.10%       $4.00     11/20/10   1,006,231      2,549,988
Eric Patel...................  100,000       3.03%       $4.00     11/20/10     251,558        637,497
Stephen J. Luczo.............       --         --           --           --          --             --

--------
(1) All stock options granted to Named Executive Officers in fiscal 2001 vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th per month thereafter. Under the 1999 and 2000 Option Plans, our Board retains discretion to modify the terms, including the price, of outstanding options.

(2) Options were granted at an exercise price equal to the fair market value of our Common Stock on the grant date, as determined by the Compensation Committee of our Board of Directors. Given the fact that there is no trading value for our stock, the Board of Directors determines the fair market value by considering a number of factors, including, but not limited to, comparisons of certain of our key valuation metrics compared with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples and operating margins; our historical and current financial performance and prospects for future growth and profitability; and the status of product releases and product integration.

(3) Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   The following table sets forth certain information regarding the exercise of stock options in the last fiscal year by the Named Executive Officers and the value of options held by such individuals at the end of fiscal 2001.

                                                     Number of Securities      Value of Unexercised
                               Number of            Underlying Unexercised    in-the-Money Options at
                                Shares     Value   Options at 2001 Year End      2001 Year End (2)
                               Acquired   Received ------------------------- -------------------------
Name                          on Exercise  ($)(1)  Exercisable Unexercisable Exercisable Unexercisable
----                          ----------- -------- ----------- ------------- ----------- -------------
Gregory B. Kerfoot...........     --         --     1,249,999    1,750,001      $ --         $ --
William Gibson...............     --         --            --      400,000      $ --         $ --
Eric Patel...................     --         --        98,958      251,042      $ --         $ --
Stephen J. Luczo.............     --         --       114,583      160,417      $ --         $ --

--------
(1) Market value of our common stock at the exercise date minus the exercise price.

(2) Market value of our common stock at fiscal year end minus the exercise price. The fair market value of our common stock on June 29, 2001, as determined by the Compensation Committee of our Board of Directors, was $4.00 per share. To determine the fair market value of our common stock, the Compensation Committee of the Board of Directors considers a number of factors, including, but not limited to, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by Suez Software and ultimately New SAC and comparisons of certain of our key valuation metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

Incentive Plans

  1999 Stock Option Plan

   Our board of directors approved our 1999 Stock Option Plan ("1999 Plan") in November 1999 and reserved 22,500,000 shares of common stock for issuance under the 1999 Plan.

   The 1999 Plan provides for grants of incentive stock options to employees, including officers and employee directors and nonstatutory stock options to employees and consultants, including nonemployee directors of our company, and our parent and its subsidiaries. The purposes of our 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. At the request of the board of directors, the compensation committee administers our 1999 Plan and determines the optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

   The term of the options granted under the 1999 Plan is set forth in the option agreement. The term of an incentive stock option may not exceed ten years and, in the case of an option granted to an optionee who owns more than 10% of our outstanding stock at the time of grant, the term of an option may not exceed five years. Options granted under the 1999 Plan are granted at fair market value and vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48/th/ per month thereafter of the shares subject to the option.

   With respect to any optionee who owns more than 10% of our outstanding stock, the exercise price of any incentive stock option granted must be at least 110% of the fair market value on the grant date.

   No incentive stock options may be granted to an optionee, which, when combined with all other incentive stock options becoming exercisable in any calendar year that are held by that person, would have an aggregate fair market value in excess of $100,000. In any fiscal year, we may not grant any employee options to purchase more than 5,000,000 shares.

   In the event of a merger of the company or a sale of substantially all of the assets of the company, any option which is not assumed or instituted by a successor or shall fully vest and then terminate upon the culmination of the merger or sale.

   The 1999 Plan will terminate in November 2009, unless our board of directors terminates it sooner.

   As of June 29, 2001 and June 30, 2000, respectively, we had cumulatively issued 396,915 and 1,050 shares of common stock upon the exercise of options under the 1999 Plan. In addition, there were 10,680,856 and 8,626,879 options to purchase shares of our common stock outstanding as of June 29, 2001 and June 30, 2000, respectively.

  2000 Stock Option Plan

   Our board of directors approved our 2000 Stock Option Plan ("2000 Plan") in June 2000 and reserved 200,000 shares of common stock for issuance under the 2000 Plan.

   The 2000 Plan provides for grants of incentive stock options to employees and nonstatutory stock options to employees and consultants of our company, and our parent and its subsidiaries. The purposes of our 2000 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. At the request of the board of directors, the compensation committee administers our 2000 Plan and determines the optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

   The term of the options granted under the 2000 Plan is set forth in the option agreement. The term of an incentive stock option may not exceed ten years and, in the case of an option granted to an optionee who owns more than 10% of our outstanding stock at the time of grant, the term of an option may not exceed five years. Options granted under the 2000 Plan are granted at fair market value and become fully vested and exercisable immediately prior to a merger or asset sale (excluding the New SAC Transaction), or on the date upon which an initial public offering is declared effective by the United States Securities Exchange Commission. Compensation expense will have to be recognized upon vesting of these options as all of the options under this plan have been granted to employees of our parent or another subsidiary within the consolidated group.

   With respect to any optionee who owns more than 10% of our outstanding stock, the exercise price of any incentive stock option granted must be at least 110% of the fair market value on the grant date.

   No incentive stock options may be granted to an optionee, which, when combined with all other incentive stock options becoming exercisable in any calendar year that are held by that person, would have an aggregate fair market value in excess of $100,000. In any fiscal year, we may not grant any employee options to purchase more than 5,000,000 shares.

   In the event of a merger of the company or a sale of substantially all of the assets of the company, any option which is not assumed or instituted by a successor or shall fully vest and then terminate upon the culmination of the merger or sale.

   The 2000 Plan will terminate in June 2010, unless our board of directors terminates it sooner.

   As of June 29, 2001 and June 30, 2000, respectively, we had granted 161,450 options to purchase shares of our common stock; however, no shares have been issued upon the exercise of options under the 2000 Plan. Of the 161,450 options granted, 106,450 remain outstanding at June 29, 2001.

Seagate Technology Employee Stock Purchase Plan

   Until October 22, 2000, our employees also participated in the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permitted eligible employees who had completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions. Under the Purchase Plan, our employees purchased 24,181, 57,245, and 35,113 shares of Seagate Technology common stock in fiscal 2001, 2000 and 1999, respectively. The Purchase Plan terminated prior to the closing of the New SAC Transaction.

Employment Contracts, Change-of-Control Arrangements and Separation Agreements

   In July 2000, we entered into an offer letter agreement with William Gibson in connection with Mr. Gibson's employment as our Chief Operating Officer. We agreed with Mr. Gibson that in the event we terminated Mr. Gibson's employment without just cause, we would provide him written notice of our intention to terminate his employment. We also agreed that if we terminated Mr. Gibson's employment without just cause, we would pay him: (i) his then current base salary for one year, (ii) an amount equal to his bonus for the calendar year immediately preceding his termination and (iii) an allowance of 10% of his annual base salary in lieu of all other benefits. If applicable, we would be required to pay these amounts to Mr. Gibson monthly over a one-year period.

   Other than our agreement with Mr. Gibson, we currently do not have change of control or separation agreements with any of the Named Executive Officers. We have no compensatory plan or arrangement with such current Named Executive Officers where the amount to be paid exceeds $100,000 and that are activated upon resignation, termination or retirement of any such Named Executive Officer upon a change in control of our company.

Director Compensation

   Directors receive no additional cash compensation for service on our board of directors or any of our committees or sub-committees. During fiscal 2001, Messrs. Roux, Thompson and Chang were each granted options to purchase 50,000 shares of our common stock. During fiscal 2000, Gary Filler and Lawrence Perlman, former directors, and Mr. Waite were each granted options to purchase 50,000 shares of our common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission"). Executive officers, directors and stockholders owning greater than ten percent are required by the Commission's regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms, we believe that we have filed the appropriate forms for all individuals that meet these requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of our common stock on an as-converted basis as of August 24, 2001 by (i) each person who is known to us to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in Item 11,
(iii) each of our directors and (iv) all directors and executive officers as a group.

                                                                            Percentage
                                                                 Number of      of
                                                                   Common     Common
                                                                 Shares (1) Shares (1)
                                                                 ---------- ----------
Seagate Software (Cayman) Holdings (2).......................... 75,001,000    99.4
   P.O. Box 265GT
   Walker House
   Georgetown
   Grand Cayman
   Cayman Islands
Stephen J. Luczo (3)............................................ 75,221,833    99.6
Donald L. Waite (4)............................................. 75,051,000    99.4
Gregory B. Kerfoot (5)..........................................  1,500,000     1.9
David J. Roux (6)............................................... 75,001,000    99.4
John W. Thompson (7)............................................ 75,001,000    99.4
Justin Chang....................................................          0       *
William Gibson (8)..............................................    108,333       *
Eric Patel (9)..................................................    144,791       *
All directors and executive officers as a group (8 persons) (10) 77,024,957    99.7

--------
  *   Less than one percent.

 (1) Applicable percentage ownership is based on 75,468,204 shares of common stock outstanding as of August 24, 2001 together with applicable options for each stockholder exercisable on August 24, 2001 or within 60 days thereafter. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission based on factors, including voting and investment power, with respect to shares subject to applicable community property laws. Common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days after August 24, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

 (2) Seagate Software (Cayman) Holdings ("Suez Software") acquired 75,001,000 shares of our outstanding common stock on November 22, 2000 in connection with the New SAC Transaction described in "Item 1--Business--Development of Business."

 (3) Includes 175,000 shares of common stock that are subject to repurchase by Crystal Decisions. Crystal Decisions' repurchase right lapses for 43,750 shares on October 22, 2000, and thereafter at a rate of 1/48/th/ per month of the shares subject to the option. Includes 45,833 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after August 24, 2001. Includes 75,001,000 shares of common stock beneficially owned by Suez Software to which Mr. Luczo may be deemed, in his capacity as director of New SAC and Suez Software, to have shared voting or dispositive power. Mr. Luczo disclaims such beneficial ownership.

 (4) Includes 50,000 shares of common stock that are subject to repurchase by the company. Crystal Decisions' repurchase right lapses for 12,500 shares on October 22, 2000, and thereafter at a rate of 1/48/th/ per month of the shares subject to the option. Includes 75,001,000 shares of common stock beneficially owned by Suez Software to which Mr. Waite may be deemed, in his capacity as an officer of New SAC, to have shared voting or dispositive power. Mr. Waite disclaims such beneficial ownership.

 (5) Includes 1,500,000 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after August 24, 2001.

 (6) Represents 75,001,000 shares of common stock beneficially owned by Suez Software to which Mr. Roux may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Roux disclaims such beneficial ownership.

 (7) Represents 75,001,000 shares of common stock beneficially owned by Suez Software to which Mr. Thompson may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Thompson disclaims such beneficial ownership.

 (8) Includes 108,333 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after August 24, 2001.

 (9) Includes 144,791 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after August 24, 2001.

(10) See notes 3 through 9.

Item 13. Certain Relationships and Related Transactions.

   In August 1999, our company was formed specifically to acquire the operating assets and assume the liabilities of the IMG business. In connection with our incorporation, we issued 1,000 shares of our common stock to Seagate Software Holdings for aggregate consideration of $1,000.

Seagate Technology Acquisition of Seagate Software Holdings, Inc.

   In October 1999, Seagate Technology completed an acquisition of all outstanding shares and options to acquire common stock of Seagate Software Holdings through the merger of Seagate Daylight Merger Corp. with and into Seagate Software Holdings. In connection with the merger, Seagate Technology issued 3.23 shares of its common stock for one share of Seagate Software Holdings common stock to the holders of Seagate Software Holdings common stock and options to purchase common stock. All options to purchase shares of Seagate Software Holdings common stock were vested in full immediately prior to the closing of the merger. In the event that an optionee of Seagate Software Holdings had outstanding options immediately prior to the closing of the merger, those options were net exercised, using the same fair market value as was applied in the merger, such that the holder received shares of Seagate Technology common stock. Approximately 3,991,105 shares of Seagate Software Holdings common stock were tendered of which approximately 2,818,325 were exchanged into approximately 9,124,046 shares of Seagate Technology common stock. The difference between the shares outstanding and the shares exchanged resulted from shares cancelled for the exercise price and payment of taxes.

   As a result of the merger, our directors and officers received the number of shares of Seagate Technology common stock set forth opposite his name:

                              Seagate Software Seagate Technology
Name                          Holdings Shares    Shares Issued
----                          ---------------- ------------------
Stephen J. Luczo.............      76,100            246,370
Gary B. Filler...............      13,278             42,987
Lawrence Perlman.............       3,786             12,258
Donald L. Waite..............       8,000             25,900
Gregory B. Kerfoot...........     410,473          1,328,867

   Shortly after the merger, Seagate Software Holdings contributed all of its operating assets to us, and we assumed all of the related liabilities of Seagate Software Holdings (the "Asset Contribution"). As consideration for these assets, we issued 75,000,000 shares of our common stock to Seagate Software Holdings.

Other Transactions with Seagate Technology LLC

   During the quarter ended December 29, 2000, we signed a software license agreement (the "License Agreement") with Seagate Technology. Under the terms of the License Agreement, we granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use its business intelligence software and maintenance and support services. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to our established list price. During fiscal 2001, we recognized a total of $1.5 million from the License Agreement. At June 29, 2001, $151,000 remained as deferred revenue. In addition, we earned approximately $223,000 of consulting revenues related to the License Agreement. As of June 29, 2001, there were no outstanding amounts owed by Seagate Technology to us included in accounts receivable.

   Historically, Seagate Technology has provided substantial administrative and financial services to us under a general services agreement between Seagate Software Holdings and Seagate Technology dated June 28, 1997 (the "General Services Agreement"). During fiscal 2001, the General Services Agreement was replaced by the following agreements between Crystal Decisions and Seagate Technology LLC: a Corporate Services Agreement, a Payroll Services Agreement, and a Management Services Agreement. Under substantially the same terms as the General Services Agreement, Seagate Technology LLC has continued to provide various cash management, taxation, administrative, accounting and similar corporate and managerial services as requested by us. Seagate Software Holdings contributed its rights, and we assumed Seagate Software Holdings' obligations under the General Services Agreement in connection with the Asset Contribution. Seagate Technology LLC assumed Seagate Technology's rights and obligations under the General Services Agreement in connection with the closing of the New SAC Transaction on November 22, 2000.

   During fiscal 2001 and 2000, Seagate Technology charged us $1,214,274 and $657,749, respectively, for various corporate services performed on our behalf. The amounts paid to Seagate Technology represented a reasonable estimate of Seagate Technology's direct and indirect costs incurred in performing services for us. The cost allocated to us was intended to be on a basis no less favorable than what we could obtain from an unaffiliated third party. We have audit rights with respect to the computation and analysis of service fees pursuant to the General Services Agreement. In addition, Seagate Technology is required to indemnify, defend and hold us harmless against any and all claims, suits, actions, demands, proceedings, losses, damages, liabilities, costs and expenses, including, and without limitation, interest and reasonable attorneys' fees, arising out of, relating to, or resulting from services performed by Seagate Technology pursuant to the General Services Agreement, other than those liabilities that would not have arisen but for any act, error and/or omission by us and/or any of our officers, directors, employees and/or agents.

   Additionally, on July 4, 2000, we signed the revolving loan agreement with Seagate Technology on substantially the same terms and conditions as the prior agreement, which was dated July 4, 1998, between Seagate Software Holdings and Seagate Technology. In connection with the Asset Contribution, Seagate Software Holdings' rights and obligations under the 1998 Intercompany Revolving Loan Agreement were contributed to and assumed by us. Under the revolving loan agreement, Seagate Technology financed certain of our working capital requirements. The revolving loan agreement provided for maximum borrowings of up to $60.0 million and expired on July 4, 2001. On July 4, 2001, we renewed this revolving loan agreement with Seagate Technology LLC. The revolving loan agreement provides for maximum borrowings of up to $15.0 million and expires on July 4, 2002. The loan is payable or receivable upon termination of the agreement. We have receivables from Seagate Technology LLC of $3.4 million and $25.7 million as of June 29, 2001 and June 30, 2000, respectively. Borrowings from Seagate Technology were $16.5 million at July 2, 1999. Borrowings from Seagate Technology consisted primarily of funding of our operating activities. During fiscal 2001, there were $4.8 million of net repayments under the revolving loan agreement In addition during fiscal 2001, Seagate Technology LLC repaid $31.0 million of the loan receivable under the revolving loan agreement. These monies are held and managed by Seagate Technology LLC on our behalf. During fiscal 2000, net borrowings under the revolving loan agreement were $24 million.

   We were included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology until November 22, 2000. Seagate Technology and Seagate Software Holdings entered into a tax allocation agreement dated April 4, 1996 pursuant to which we computed hypothetical tax returns as if we were not joined in consolidated or combined returns with Seagate Technology. We were required to pay Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns showed entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology would pay us the amount of such refunds. The amounts relating to the tax allocation agreement were included in the net intercompany revolving loan balance. The tax allocation agreement terminated upon the closing of the New SAC Transaction.

Transactions with VERITAS

   VERITAS and VERITAS Operating Corporation entered into a three-year Cross License and OEM Agreement with Seagate Software Information Management (Canada) Ltd., our wholly owned subsidiary, (the "Cross License Agreement") on May 28, 1999. The chairman of our board of directors, Stephen J. Luczo, is a member of the board of directors of VERITAS. The Cross License Agreement provides for the licensing of certain products between the parties and imposes restrictions on the parties ability to compete with each other and to enter into agreements with competitors of the other party. In fiscal 2001 and fiscal 2000, respectively, we recognized no and $7,000 of revenues from VERITAS. We paid no royalties to VERITAS in connection with the Cross License Agreement in either fiscal year.

Sale of Seagate Technology

   Mr. Luczo, Mr. Kerfoot and Mr. Waite, who are members of our board of directors, each invested in the equity component of the financing for the New SAC Transaction and are shareholders of New SAC. Mr. Luczo and Mr. Waite also participated in the financing of the New SAC Transaction through the roll-over of a portion of their outstanding stock and options in Seagate Technology to equity interests and deferred compensation in New SAC.

   In addition, Mr. Luczo and Mr. Waite entered into employment agreements with New SAC. Each employment agreement has a three-year term, subject to automatic successive one year renewals thereafter. Under the employment agreements, Mr. Luczo was appointed and serves as Chief Executive Officer of New SAC and Seagate Technology LLC, and Mr. Waite was appointed and serves as Executive Vice President and Chief Administrative Officer of New SAC and Seagate Technology LLC. Mr. Luczo also became a director of New SAC and Seagate Technology LLC.

   Messrs. Luczo, Kerfoot, and Waite, and our former directors, Gary Filler and Lawrence Perlman, also received shares of VERITAS common stock and cash to the extent of their outstanding common stock and options in Seagate Technology, net of any amounts rolled over into equity and deferred compensation in New SAC and its affiliates. The per share amounts paid to these board members were the same as the amounts paid to other holders of Seagate Technology common stock.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements. See Item 8 of this Form 10-K

       2. Financial Statement Schedule. The following financial statement schedule of Crystal Decisions, Inc. for each of the years ended June 29, 2001, June 30, 2000 and July 2, 1999 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated and Combined Financial Statements, and related notes thereto, of Crystal Decisions, Inc.

                                                                         Page Number
                                                                         -----------
             Schedule II--Valuation and Qualifying Accounts                  S-1

          Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information required to be set forth therein is included in the Consolidated and Combined Financial Statements and notes thereto.

       3. Exhibits. The following exhibits are included herein or incorporated herein by reference:

 Exhibit
 Number
 ------

 3.1(1)   Certificate of Incorporation of Registrant

 3.2(1)   Bylaws of Registrant, as amended and restated

10.1(1)   1999 Stock Option Plan and form of Stock Option Agreement, as amended and restated

10.1.1(1) 1999 Stock Option Plan--Canadian Stock Option Agreement

10.1.2(1) 1999 Stock Option Plan--United Kingdom Sub-Plan, as amended and restated

10.2(1)   2000 Stock Option Plan and form of Stock Option Agreement

10.3(1)   Seagate Technology, Inc. Employee Stock Purchase Plan, as amended and restated

10.4(1)   Intercompany Revolving Loan Agreement dated July 4, 2000 between the Registrant and Seagate
          Technology LLC

10.4.1    Intercompany Revolving Loan Agreement dated July 4, 2001 between Crystal Decisions, Inc. and
          Seagate Technology LLC

10.5(1)   Form of Indemnification Agreement entered into between the Registrant and its directors and officers

10.6(1)   General Services Agreement dated June 28, 1997 between Seagate Software Holdings and Seagate
          Technology, Inc.

10.6.1(2) Management Services Agreement dated November 20, 2000 between Seagate Software
          Information Management Group Holdings, Inc. and Seagate Technology (US) Holdings, Inc.

10.6.2(2) Corporate Services Agreement dated July 1, 2000 between Seagate Software Information
          Management Group Holdings, Inc. and Seagate Technology LLC

 Exhibit
 Number
 ------

10.6.3(2)  Payroll Services Agreement dated July 14, 2000 between Seagate Software Information
           Management Group Holdings, Inc. and Seagate US LLC

10.7(1)    Tax Allocation Agreement dated April 4, 1996 between Seagate Software Holdings and Seagate
           Technology, Inc.

10.8(4)    Cross License and Original Equipment Manufacturing Agreement effective October 5, 1998 by and among Seagate Software Information Management Group, Inc., VERITAS Software
           Corporation and VERITAS Operating Corporation

10.8.1(1)  Amendment No. 1 to Cross License and OEM Agreement dated April 16, 1999

10.9(1)    Lease Agreement dated November 1, 1997 between Seagate Software Information Management
           Group, Inc. and Cathedral Ventures Limited

10.9.1(1)  Amendment to Lease agreement dated January 27, 1999

10.10(1)   Lease agreement, dated September 27, 1999 between Lauretton Investments Ltd., Seagate
           Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.

10.10.1    Amendment to Lease agreement dated June 22, 2000, between Lauretton Investments Ltd.,
           Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.

10.11(1)   Lease agreement, dated October 18, 1996, between Ravenseft Properties Limited and Holistic
           Systems Limited

10.11.1(1) Amendment to Lease agreement dated May 16, 2000

10.12(1)   Lease agreement, dated June 22, 1998, between Allstate Insurance Company and Seagate
           Software, Inc.

10.13(1)   Sublease agreement dated June 18, 1999, between Bellsouth Mobility Inc. and Seagate Software
           Inc.

10.14(3)   Seagate Software Information Management Group, Inc. Software License Agreement between
           Seagate Software Information Management Group, Inc. and Seagate Technology

10.15      Employment Agreement, dated as of July 20, 2000, by and between Seagate Software
           Information Management Group, Inc. and William Gibson

21.1       Subsidiaries of the Registrant

23.1       Consent of Ernst & Young LLP, Independent Accountants

24.1       Power of Attorney (see page 95 to this Form 10-K)

--------
(1) Incorporated by reference to our Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859).

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 30, 2001.

(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended December 29, 2000. Previously filed at Exhibit 10.1 in that filing.

(4) Exhibit 10.8 initially filed with our Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859) is refiled without the request for Confidential Treatment.

   (b) Reports on Form 8-K.

       We did not file any reports on Form 8-K during the three months ended June 29, 2001.

   (c) Exhibits.

       We hereby file as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

   (d) Financial Statement Schedule.

       We hereby file as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRYSTAL DECISIONS, INC.

                                             /S/ GREGORY B. KERFOOT
                                          By: _________________________________
                                             Gregory B. Kerfoot
                                             President and Chief Executive
                                             Officer

Dated: September 27, 2001

                               POWER OR ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears herein constitutes and appoints Gregory B. Kerfoot and Eric Patel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                        Date
      ---------                        -----                        ----

/S/ GREGORY B. KERFOOT President and Chief Executive Officer September 27, 2001 ---------------------- (Principal Executive Officer)
 (Gregory B. Kerfoot)

    /S/ ERIC PATEL     Chief Financial Officer               September 27, 2001
----------------------  (Principal Accounting and
     (Eric Patel)       Financial Officer)

 /S/ STEPHEN J. LUCZO  Chairman of the Board of Directors    September 27, 2001
----------------------
  (Stephen J. Luczo)

 /S/ DONALD L. WAITE   Director                              September 27, 2001
----------------------
  (Donald L. Waite)

  /S/ DAVID J. ROUX    Director                              September 27, 2001
----------------------
   (David J. Roux)

 /S/ JOHN W. THOMPSON  Director                              September 27, 2001
----------------------
 (John. W. Thompson)

 /S/ JUSTIN T. CHANG   Director                              September 27, 2001
----------------------
  (Justin T. Chang)

CRYSTAL DECISIONS, INC. (formerly SEAGATE SOFTWARE INFORMATION MANAGEMENT GROUP
                                HOLDINGS, INC.)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS--ACCOUNTS RECEIVABLE ALLOWANCES.

                                                   Additions
                                     Balance at   Charged to                   Balance at
                                    Beginning of    Return     Reductions from   End of
Description                            Period      Reserves    Return Reserves   Period
-----------                         ------------ ------------- --------------- ----------
Return Reserves:
   Fiscal Year Ended June 29, 2001.  $1,015,000   $1,730,000     $1,648,000    $1,097,000
                                     ==========   ==========     ==========    ==========
   Fiscal Year Ended June 30, 2000.  $1,212,000   $1,130,000     $1,327,000    $1,015,000
                                     ==========   ==========     ==========    ==========
   Fiscal Year Ended July 2, 1999..  $  647,000   $2,067,000     $1,502,000    $1,212,000
                                     ==========   ==========     ==========    ==========
                                     Balance at  Additions to  Reductions from Balance at
                                    Beginning of Allowance for  Allowance for    End of
Description                            Period      Bad Debts      Bad Debts      Period
-----------                         ------------ ------------- --------------- ----------
Allowance for Bad Debts:
   Fiscal Year Ended June 29, 2001.  $1,679,000   $  801,000     $  701,000    $1,779,000
                                     ==========   ==========     ==========    ==========
   Fiscal Year Ended June 30, 2000.  $1,635,000   $3,191,000     $3,147,000    $1,679,000
                                     ==========   ==========     ==========    ==========
   Fiscal Year Ended July 2, 1999..  $  926,000   $1,049,000     $  340,000    $1,635,000
                                     ==========   ==========     ==========    ==========

                                 EXHIBIT INDEX

 Exhibit
 Number
 ------

 3.1(1)    Certificate of Incorporation of Registrant

 3.2(1)    Bylaws of Registrant, as amended and restated

10.1(1)    1999 Stock Option Plan and form of Stock Option Agreement, as amended and restated

10.1.1(1)  1999 Stock Option Plan--Canadian Stock Option Agreement

10.1.2(1)  1999 Stock Option Plan--United Kingdom Sub-Plan, as amended and restated

10.2(1)    2000 Stock Option Plan and form of Stock Option Agreement

10.3(1)    Seagate Technology, Inc. Employee Stock Purchase Plan, as amended and restated

10.4(1)    Intercompany Revolving Loan Agreement dated July 4, 2000 between the Registrant and Seagate
           Technology LLC

10.4.1     Intercompany Revolving Loan Agreement dated July 4, 2001 between Crystal Decisions, Inc. and
           Seagate Technology LLC

10.5(1)    Form of Indemnification Agreement entered into between the Registrant and its directors and officers

10.6(1)    General Services Agreement dated June 28, 1997 between Seagate Software Holdings and
           Seagate Technology, Inc.

10.6.1(2)  Management Services Agreement dated November 20, 2000 between Seagate Software
           Information Management Group Holdings, Inc. and Seagate Technology (US) Holdings, Inc.

10.6.2(2)  Corporate Services Agreement dated July 1, 2000 between Seagate Software Information
           Management Group Holdings, Inc. and Seagate Technology LLC

10.6.3(2)  Payroll Services Agreement dated July 14, 2000 between Seagate Software Information
           Management Group Holdings, Inc. and Seagate US LLC

10.7(1)    Tax Allocation Agreement dated April 4, 1996 between Seagate Software Holdings and Seagate
           Technology, Inc.

10.8(4)    Cross License and Original Equipment Manufacturing Agreement effective October 5, 1998 by and among Seagate Software Information Management Group, Inc., VERITAS Software
           Corporation and VERITAS Operating Corporation

10.8.1(1)  Amendment No. 1 to Cross License and OEM Agreement dated April 16, 1999

10.9(1)    Lease Agreement dated November 1, 1997 between Seagate Software Information Management
           Group, Inc. and Cathedral Ventures Limited

10.9.1(1)  Amendment to Lease agreement dated January 27, 1999

10.10(1)   Lease agreement, dated September 27, 1999 between Lauretton Investments Ltd., Seagate
           Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.

10.10.1    Amendment to Lease agreement dated June 22, 2000, between Lauretton Investments Ltd.,
           Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.

10.11(1)   Lease agreement, dated October 18, 1996, between Ravenseft Properties Limited and Holistic
           Systems Limited

10.11.1(1) Amendment to Lease agreement dated May 16, 2000

Exhibit
Number
------

10.12(1) Lease agreement, dated June 22, 1998, between Allstate Insurance Company and Seagate Software,
         Inc.

10.13(1) Sublease agreement dated June 18, 1999, between Bellsouth Mobility Inc. and Seagate Software
         Inc.

10.14(3) Seagate Software Information Management Group, Inc. Software License Agreement between
         Seagate Software Information Management Group, Inc. and Seagate Technology

10.15    Employment Agreement, dated as of July 20, 2000, by and between Seagate Software Information
         Management Group, Inc. and William Gibson

21.1     Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP, Independent Accountants

24.1     Power of Attorney (see the signature page to this Form 10-K)

--------
(1) Incorporated by reference to our Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859).

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 30, 2001.

(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended December 29, 2000. Previously filed at Exhibit 10.1 in that filing.

(4) Exhibit 10.8 initially filed with our Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859) is refiled without the request for Confidential Treatment.