Form 10-Q
period 2001-09-28
CRYSTAL DECISIONS INC
filed 2001-11-13
CIK 1126499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Quarter Ended September 28, 2001

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the transition period from:       to

                       Commission File Number 000-31859

                               -----------------

                            CRYSTAL DECISIONS, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 77-0537234
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)        Identification Number)

                895 Emerson St., Palo
                  Alto, California                94301
                (Address of principal
                 executive offices)            (Zip Code)

                           Telephone: (650) 838-7410
             (Registrant's telephone number, including area code)

                               -----------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, par value of $0.001

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   On September 28, 2001, 75,472,691 shares of the registrant's common stock, $0.001 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CRYSTAL DECISIONS, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of September 28, 2001 and June 29, 2001..................   3

        Consolidated Statements of Operations for the Quarters Ended September 28, 2001 and
          September 29, 2000....................................................................   4

        Consolidated Statements of Cash Flows for the Quarters Ended September 28, 2001 and
          September 29, 2000....................................................................   5

        Consolidated Statements of Stockholders' Equity for the Quarter Ended September 28, 2001
          and for the Year Ended June 29, 2001..................................................   6

        Notes to Consolidated Financial Statements..............................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  18

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................  38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................  39

Item 6. Exhibits and Reports on Form 8-K........................................................  39

        SIGNATURES..............................................................................  40

Item 1. Financial Statements (Unaudited)

                            CRYSTAL DECISIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                   September 28, June 29,
                                                                                       2001      2001 (1)
                                                                                   ------------- --------
                              A S S E T S  (note 10)
Current assets:
   Cash and cash equivalents......................................................   $ 46,020    $ 34,379
   Loan receivable from Seagate Technology LLC (note 9)...........................         --       3,429
   Accounts receivable, net.......................................................     31,754      29,551
   Income taxes receivable........................................................         --       5,468
   Inventories....................................................................        557         725
   Prepaid and other current assets...............................................      3,204       3,115
                                                                                     --------    --------
       Total current assets.......................................................     81,535      76,667
Capital assets, net...............................................................     10,849      10,490
Intangibles, net..................................................................     16,111      17,969
                                                                                     --------    --------
       Total assets...............................................................   $108,495    $105,126
                                                                                     ========    ========

                              L I A B I L I T I E S
Current liabilities:
   Accounts payable...............................................................   $ 10,316    $ 11,247
   Accrued employee compensation..................................................      8,915       8,633
   Accrued expenses...............................................................     12,582      11,848
   Deferred revenue...............................................................     27,776      28,154
   Income taxes payable (note 6)..................................................      7,577       6,035
                                                                                     --------    --------
       Total current liabilities..................................................     67,166      65,917
Deferred income taxes (note 6)....................................................      2,681       3,600
                                                                                     --------    --------
       Total liabilities..........................................................     69,847      69,517

Commitments and contingencies (note 13)

                      S T O C K H O L D E R S'  E Q U I T Y
Common stock--150,000,000 shares authorized, shares issued and outstanding--
  75,472,691 and 75,397,915 at $0.001 par value per share as of September 28, 2001
  and June 29, 2001...............................................................         75          75
Additional paid-in capital........................................................     42,380      42,081
Accumulated deficit...............................................................     (4,096)     (6,517)
Accumulated other comprehensive income (loss).....................................        289         (30)
                                                                                     --------    --------
       Total stockholders' equity.................................................     38,648      35,609
                                                                                     --------    --------
       Total liabilities and stockholders' equity.................................   $108,495    $105,126
                                                                                     ========    ========

--------
(1) The information in this column was derived from the audited consolidated balance sheet as of June 29, 2001.

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                             For the quarters ended
                                                                           --------------------------
                                                                           September 28, September 29,
                                                                               2001          2000
                                                                           ------------- -------------
Revenues:
   Licensing (note 5).....................................................  $    30,855   $    22,958
   Maintenance, support and services (note 5).............................       17,193        13,946
                                                                            -----------   -----------
       Total revenues.....................................................       48,048        36,904
Cost of revenues:
   Licensing..............................................................        1,529         1,028
   Maintenance, support and services......................................        9,882        10,019
   Amortization of developed technologies.................................        1,269            53
                                                                            -----------   -----------
       Total cost of revenues.............................................       12,680        11,100
                                                                            -----------   -----------
Gross profit..............................................................       35,368        25,804

Operating expenses:
   Sales and marketing....................................................       21,102        17,068
   Research and development...............................................        6,727         6,718
   General and administrative (note 5)....................................        4,756         4,183
   Amortization of goodwill and other intangibles.........................          589           389
   Restructuring costs (note 4)...........................................           --           573
                                                                            -----------   -----------
       Total operating expenses...........................................       33,174        28,931
                                                                            -----------   -----------

Income (loss) from operations.............................................        2,194        (3,127)
Interest and other income (expense), net (note 9).........................          729           222
                                                                            -----------   -----------
Income (loss) before income taxes.........................................        2,923        (2,905)
Benefit from (provision for) income taxes (note 6)........................         (502)          726
                                                                            -----------   -----------
Net income (loss).........................................................  $     2,421   $    (2,179)
                                                                            ===========   ===========
Net income (loss) per share (note 7):
   Basic and diluted......................................................  $      0.03   $     (0.03)
                                                                            ===========   ===========
   Weighted average number of shares used in basic and diluted net income
     (loss) per share:....................................................   75,444,807    75,073,753
                                                                            ===========   ===========

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    For the quarters ended
                                                                                  --------------------------
                                                                                  September 28, September 29,
                                                                                      2001          2000
                                                                                  ------------- -------------
Operating activities
Net income (loss)................................................................    $ 2,421       $(2,179)
Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and amortization.................................................      3,042         1,713
   Bad debt expense (recovery)...................................................        214          (266)
   Deferred income tax expense (recovery)........................................       (919)          162
                                                                                     -------       -------
                                                                                       4,758          (570)
                                                                                     -------       -------
Changes in operating assets and liabilities:
   Accounts receivable...........................................................     (2,338)       (1,146)
   Income taxes receivable.......................................................      5,468          (435)
   Inventories...................................................................        167           157
   Prepaid and other current assets..............................................        (86)          176
   Accounts payable..............................................................       (899)       (1,408)
   Accrued employee compensation.................................................        291         3,324
   Accrued expenses..............................................................        791          (122)
   Deferred revenue..............................................................       (365)          948
   Income taxes payable..........................................................      1,542            --
                                                                                     -------       -------
       Net cash and cash equivalents provided by operating activities............      9,329           924
                                                                                     -------       -------

Investing activities
Acquisition of capital assets....................................................     (1,622)       (1,058)
                                                                                     -------       -------
       Net cash and cash equivalents (used in) investing activities..............     (1,622)       (1,058)
                                                                                     -------       -------

Financing activities
Issuance of common stock and common stock subject to repurchase..................        299           900
Net borrowings/(repayments) from/(to) Seagate Technology LLC (note 9)............       (871)          380
Payment from Seagate Technology LLC on revolving loan receivable (note 9)........      4,300            --
                                                                                     -------       -------
       Net cash and cash equivalents provided by financing activities............      3,728         1,280
Effect of exchange rate changes on cash and cash equivalents.....................        206          (221)
                                                                                     -------       -------
Increase in cash and cash equivalents............................................     11,641           925
Cash and cash equivalents at the beginning of the period.........................     34,379         3,621
                                                                                     -------       -------
Cash and cash equivalents at the end of the period...............................    $46,020       $ 4,546
                                                                                     =======       =======

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the quarter ended September 28, 2001 and for the year ended June 29, 2001
                       (In thousands, except share data)
                                  (Unaudited)



                                                                           Accumulated
                                               Common Stock    Additional     Other
                                             -----------------  Paid-In   Comprehensive Accumulated
                                               Shares   Amount  Capital   Income (Loss)   Deficit    Total
                                             ---------- ------ ---------- ------------- ----------- --------
Balance at June 30, 2000.................... 75,002,050  $75   $ 407,893      $(167)     $(384,688) $ 23,113
Components of comprehensive income
 (loss):
    Foreign currency translation............                                     46                       46
    Net income (loss).......................                                               (11,469)  (11,469)
                                                                                                    --------
    Comprehensive income (loss).............                                                         (11,423)
Issuance of common stock eligible for
 repurchase.................................    225,000              900                                 900
Income tax benefit from Seagate
 Technology stock option exercises..........                          33                                  33
Compensation expense for Seagate
 Technology Stock Options...................                       1,851                               1,851
Elimination of accumulated deficit and other
 comprehensive loss.........................                    (389,731)        91        389,640        --
Push down adjustments reflecting new bases
 of net assets..............................                      20,452                              20,452
Issuance of common stock upon exercise of
 employee stock options.....................    170,865              683                                 683
                                             ----------  ---   ---------      -----      ---------  --------
Balance at June 29, 2001.................... 75,397,915   75      42,081        (30)        (6,517)   35,609
Components of comprehensive income
 (loss):
    Foreign currency translation............                                    319                      319
    Net income (loss).......................                                                 2,421     2,421
                                                                                                    --------
    Comprehensive income (loss).............                                                           2,740
Issuance of common stock upon exercise of
 employee stock options.....................     74,776              299                                 299
                                             ----------  ---   ---------      -----      ---------  --------
Balance at September 28, 2001............... 75,472,691  $75   $  42,380      $ 289      $  (4,096) $ 38,648
                                             ==========  ===   =========      =====      =========  ========


                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

1. Description of Business and Basis of Presentation

  Description of Business

   Crystal Decisions, Inc. ("Crystal Decisions" or the "Company") is an information infrastructure company that creates software products and provides services for reporting, analysis and information delivery. Crystal Decisions develops, markets and supports an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. The Company believes its solutions provide direct and rapidly achieved benefits including improved decision making, lower overall information technology costs and better business performance. Crystal Decisions operates in a broad industry segment that is often referred to as "business intelligence." The Company's products, commonly referred to as business intelligence software, permit the analysis and interpretation of data in order to make business decisions.

   The Company changed its name to Crystal Decisions, Inc. from Seagate Software Information Management Group Holdings, Inc. in March 2001. Crystal Decisions is incorporated in Delaware and is headquartered in Palo Alto, California.

   Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"), whose predecessor was Seagate Technology, Inc. ("Seagate Technology"). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings", formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology. The minority interests in the Company's capital stock amounted to approximately 13.1% and 13.0% on a fully converted basis as of September 28, 2001 and June 29, 2001, respectively. These minority interests are comprised of the Company's outstanding common stock held by current and former employees of the Company, its former parent and its subsidiaries, as well as the outstanding unexercised options granted to purchase the Company's common stock.

  Basis of Presentation

   The consolidated financial statements of Crystal Decisions have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim financial statements should be read in conjunction with the consolidated and combined financial statements and related notes of the Company in the Annual Report on Form 10-K for the year ended June 29, 2001 as filed with the SEC on September 27, 2001.

   The consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting of normal recurring items) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the quarter ended September 28, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 2002.

   Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2001 ended on June 29, 2001 and comprised 52 weeks.

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

Fiscal 2002 will be a 52-week year and will end on June 28, 2002. The quarters ended September 28, 2001 and September 29, 2000 each comprised 13 weeks of activity.

   Certain comparative period figures have been reclassified to conform to the current basis of presentation.

2. Change in Control of Crystal Decisions, Inc.

   New SAC, through Suez Software, acquired 75,001,000 shares, or 99.7%, of Crystal Decisions' outstanding common stock under the terms of a stock purchase agreement (the "Stock Purchase Agreement"). The Stock Purchase Agreement was entered into on March 29, 2000 by Seagate Technology, Seagate Software Holdings and Suez Acquisition Company (Cayman) Limited ("Suez Acquisition Company"), an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group. Suez Acquisition Company was a limited corporation organized under the laws of the Cayman Islands and was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. At the closing of the transactions contemplated by the Stock Purchase Agreement on November 22, 2000, Suez Acquisition Company assigned all of its rights under such agreements to New SAC. This transaction is referred to hereafter as the New SAC Transaction.

   The purchase of Crystal Decisions' outstanding common stock by New SAC resulted in a change in control of Crystal Decisions. Under rules and regulations promulgated by the SEC, because more than 95% of Crystal Decisions was acquired on November 22, 2000 and a change of ownership occurred, Crystal Decisions restated all its assets and liabilities in the financial statements as of November 22, 2000 on a "push down" accounting basis. Accordingly, results of operations prior to November 22, 2000, and specifically the comparative information for the quarter ended September 29, 2000, do not reflect these adjustments.

  Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase transaction of Seagate Technology and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price paid by New SAC was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including Crystal Decisions, based on their fair values at the date of the closing of the New SAC Transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the New SAC Transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resulting negative goodwill was allocated to the long-lived tangible and intangible assets, including those of Crystal Decisions, on the basis of relative fair values. This allocation reduced the recorded amounts by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals.

   The consolidated statements of operations and cash flows do not reflect the restatement of the assets and liabilities at November 22, 2000 caused by the push down of the New SAC Transaction. As a result of the New SAC Transaction and the push down accounting, the Company's results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

   The following describes the impact of push down accounting on the Company's results. There was no impact on the financial information for the quarter ended September 29, 2000.

    . Revenues. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

       Transaction. Consequently, revenues were approximately $1.2 million and $103,000 lower for fiscal 2001 and for the quarter ended September 28, 2001, respectively, than they would have been had the push down adjustments not occurred.

    . Depreciation and amortization. Capital assets were reduced by $4.3 million on November 22, 2000, as a result of the allocation of negative goodwill to the Company's long-lived tangible assets. Consequently, approximately $1.5 million and $463,000 less of depreciation expense was recorded in fiscal 2001 and for the quarter ended September 28, 2001, respectively, than would have been recorded had the push down adjustments not occurred. In addition, additional amortization expense of approximately $3.3 million and $1.2 million during fiscal 2001 and for the quarter ended September 28, 2001, respectively, was recorded resulting from the recording of the incremental fair value of intangibles from the push down adjustments.

3. Revenue Recognition

   Crystal Decisions revenues are derived from two sources, license fees and services. Licensing revenues are derived from sales of software licenses. Maintenance, support and services revenues consist of technical support, training, consulting and maintenance.

   Crystal Decisions generally recognizes licensing revenues, whether sold direct or through resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management, and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

   Typically, Crystal Decisions can establish VSOE for all elements of its multi-element arrangements, and accordingly, revenues are allocated to the individual elements on the basis of VSOE. During the second quarter of fiscal 2001, Crystal Decisions adopted a new sales model that limits the sale of certain software license products sold on an individual basis and, as a result, is not able to establish sufficient VSOE for these license products. As a result of this change in circumstance, when these certain products are included in bundled arrangements with technical support and maintenance services, Crystal Decisions applies the residual method of accounting as specified in Statement of Position ("SOP") 98-9 such that the total fair value of the undelivered elements as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenues related to the delivered elements. The impact on revenues of applying the residual method of accounting in the quarter ended September 28, 2001 was not material. Although not typical, some original equipment manufacturer ("OEM") arrangements contain end user maintenance elements for which VSOE has not been established, as sufficient evidence of consistent pricing and renewal rates has not been present. In such arrangements, Crystal Decisions has recognized the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.

   Revenues from technical support and maintenance are realized ratably over the term of the arrangement, generally one year. If maintenance is included in an arrangement which includes a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE. Revenues from training and consulting are recognized as the services are performed.

4. Restructuring Costs

   During the quarter ended September 29, 2000, Crystal Decisions incurred $573,000 of restructuring charges. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

September 2000 to consolidate the European sales organization into fewer locations. The charges were primarily comprised of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At September 28, 2001, amounts remaining accrued but unpaid were not material.

5. Related Party Transactions

   During the quarter ended December 29, 2000, Crystal Decisions signed a software license agreement (the "License Agreement") with Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use its business intelligence software and maintenance and support services. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions' established list price. During the quarter ended September 28, 2001, Crystal Decisions recognized approximately $91,000 of revenues from the License Agreement. At September 28, 2001, an aggregate of $1.54 million of revenues had been recognized with $61,000 remaining as deferred revenue. While Crystal Decisions earned approximately $223,000 of consulting revenues related to the License Agreement in fiscal 2001, no such revenues were earned in the quarter ended September 28, 2001. As of September 28, 2001, there were no amounts outstanding from Seagate Technology included in accounts receivable.

   Seagate Technology LLC, an indirect subsidiary of New SAC, provides various cash management, taxation, administrative, accounting and similar corporate and managerial services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. The amount of corporate expense charges depends upon the total amount of allocable costs incurred by Seagate Technology LLC on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology LLC's corporate marketing and general and administrative departmental managers. Management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Amounts charged to Crystal Decisions general and administrative expense were $312,166 and $180,000 for the quarters ended September 28, 2001 and September 29, 2000, respectively. Management believes Seagate Technology LLC charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party. See note 6 and 9.

6. Income Taxes

   Prior to the close of the New SAC Transaction, Crystal Decisions was included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and Crystal Decisions had entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which Crystal Decisions computed hypothetical tax returns as if Crystal Decisions was not joined in the combined or consolidated returns with Seagate Technology. Crystal Decisions paid Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns showed entitlement to refunds, including any refunds attributable to a carry back, then Seagate Technology would pay Crystal Decisions the amount of such refunds. On November 22, 2000, the Tax Allocation Agreement was terminated.

   Prior to the termination of the Tax Allocation Agreement, Crystal Decisions had received substantial cash payments from its tax losses utilized by Seagate Technology, which it had used to reduce its obligations to Seagate Technology under the Revolving Loan Agreement. Such benefits will not be available to Crystal Decisions in the future as a result of the termination of the Tax Allocation Agreement.

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)


   Crystal Decisions recorded an income tax provision of $502,000 for the quarter ended September 28, 2001 compared with an income tax benefit of $726,000 for the quarter ended September 29, 2000. The tax provision for the quarter ended September 28, 2001 reflects increased taxable income in both domestic and foreign jurisdictions. A valuation allowance has been provided against the deferred tax assets arising from temporary differences and operating losses carried forward due to the uncertainty of their realizability. The tax benefit for the quarter ended September 29, 2000 reflects the benefits recorded during the period under the Tax Allocation Agreement that Crystal Decisions had with Seagate Technology.

   The effective rate used to record income tax expense for the quarter ended September 28, 2001 was less than the U.S. federal statutory tax rate primarily due to operating in foreign jurisdictions which have differing tax treatments as compared to the United States. The effective rate also differs due to non-deductible charges arising from push down accounting. The effective rate that was used to record the benefit from income taxes for the quarter ended September 29, 2000 was lower than the U.S. federal statutory tax rate primarily as a result of non-deductible amortization incurred in foreign jurisdictions.

7. Net Income (Loss) Per Share

   Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each of the periods presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common and dilutive common equivalent stock outstanding during each of the periods presented assuming exercise of options to purchase common stock. Common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Options to purchase common stock were excluded from the computation of diluted net income
(loss) per share, as their effect is not dilutive.

   Below is a reconciliation of the numerator and denominator used to calculate net income (loss) per share (in thousands, except share and per share data).

                                                             For the quarters ended
                                                           --------------------------
                                                           September 28, September 29,
                                                               2001          2000
                                                           ------------- -------------
Basic and diluted net income (loss) per share computation:
 Numerator:
   Net income (loss)......................................  $     2,421   $    (2,179)
                                                            ===========   ===========
 Denominator:
   Weighted average number of common shares outstanding...   75,444,807    75,073,753
                                                            ===========   ===========
Net income (loss) per share--basic and diluted............  $      0.03   $     (0.03)
                                                            ===========   ===========

   As of September 28, 2001 and September 29, 2000, respectively, the total number of outstanding options to purchase common stock was 10,865,766 and 8,883,166. During the quarter ended September 28, 2001, Crystal Decisions issued 74,776 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan.

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

8. Comprehensive Income (Loss)

   Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), the latter being recorded directly as a separate component of stockholders' equity and excluded from the calculation of net income (loss). Other comprehensive income (loss) relates to foreign currency translation adjustments from those subsidiaries not using the U.S. Dollar as their functional currency. The components of comprehensive income (loss) were as follows (in thousands):

                                           For the quarters ended
                                         --------------------------
                                         September 28, September 29,
                                             2001          2000
                                         ------------- -------------
Net income (loss).......................    $2,421        $(2,179)
Foreign currency translation adjustments       319            153
                                            ------        -------
   Comprehensive Income (Loss)..........    $2,740        $(2,026)
                                            ======        =======

9. Revolving Loan Agreement with Seagate Technology LLC

   On July 4, 2001, Crystal Decisions and Seagate Technology LLC renewed the revolving loan agreement ("Revolving Loan Agreement") originally dated June 28, 1996 and subsequently amended on July 4, 2000. The renewed Revolving Loan Agreement provides for maximum outstanding borrowings of up to $15.0 million and expires on July 4, 2002. Interest is calculated at Seagate Technology LLC's in-house portfolio yield rate on balances receivable and at LIBOR plus 3.5% on balances payable. The loan is receivable or payable upon termination of the agreement and the loan balance is presented on the balance sheet as a net receivable or net payable in accordance with the terms of the Revolving Loan Agreement. While the funds were available for use under the Revolving Loan Agreement, Crystal Decisions did not have any borrowings outstanding under the agreement in fiscal 2001 or during the quarter ended September 28, 2001.

   During the quarter ended June 29, 2001, Seagate Technology LLC repaid $31.0 million of the balance receivable under the Revolving Loan Agreement, thereby decreasing the receivable balance to $3.4 million. During the quarter ended September 28, 2001, Seagate Technology LLC repaid the remaining portion of the receivable balance under the Revolving Loan Agreement. At September 28, 2001, there was no balance receivable or payable under the Revolving Loan Agreement by Crystal Decisions or Seagate Technology LLC.

   During the quarters ended September 28, 2001 and September 29, 2000, Crystal Decisions earned interest income on a monthly basis on the net receivable revolving loan balance outstanding at a rate calculated to be Seagate Technology LLC's in-house portfolio yield rate (average of 3.71% and 7.08% for the quarters ended September 28, 2001 and September 29, 2000, respectively). Interest income and expense, as presented in the Company's statements of operations, primarily relates to interest on the revolving loan. Interest income of approximately $301,000 and $242,000 was earned on the net receivable loan balance for the quarters ended September 28, 2001 and September 29, 2000, respectively.

   Although Crystal Decisions incurred net losses during the three-year period ended June 29, 2001, the Company generated net income for the quarter ended September 28, 2001 and had positive cash flow for fiscal 2001 and the quarter ended September 28, 2001. Crystal Decisions believes that the Company's combined sources of financing including current cash balances, available borrowings from Seagate Technology LLC under the Revolving Loan Agreement, and cash flows generated from the Company's operations, will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

Should Crystal Decisions require additional financing that is not available from Seagate Technology LLC at terms that are satisfactory to Crystal Decisions, Crystal Decisions may seek additional equity and financing from other sources, subject to concurrence by the lenders who financed the New SAC Transaction. As part of the closing of the New SAC Transaction, Crystal Decisions guaranteed the debt used to finance the New SAC Transaction and pledged a majority of its assets. As a result of restrictive covenants under the debt agreement, the ability of Crystal Decisions to raise additional debt or equity from other sources may be limited. See note 10.

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

   New SAC did not borrow under the revolving credit facility to fund the purchase price of the New SAC Transaction. At September 28, 2001, approximately $145 million of the revolving credit facility was available and approximately $55 million of existing letters of credit were outstanding.

   New SAC drew the full amount of the term loan A facility and the term loan B facility on the closing of the New SAC Transaction to finance the acquisition of Seagate Technology's operating assets, including Crystal Decisions. Of the $700 million of outstanding loans under the term loan A and B facilities, $690 million remained outstanding at September 28, 2001, as a result of total debt repayments of $10 million by New SAC. The amounts are repayable in semi-annual payments due as follows (in thousands):


Fiscal
------
2002...... $ 17,500
2003......   40,000
2004......   50,000
2005......   60,000
2006......  285,000
Thereafter  237,500
           --------
   Total.. $690,000
           ========

   The loans bear interest at variable rates dependent upon market interest rates and the nature of the borrowings, as well as the consolidated financial position of New SAC at applicable measurement dates. The average interest rates being charged under these borrowings from the date of the New SAC Transaction ranged from 6.06% (LIBOR plus 2.5%) to 9.69% (LIBOR plus 3%).

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)


   New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis under term loan A and term loan B (the "senior credit facilities"). In addition, the majority of New SAC's and certain of its subsidiaries' assets, including certain of Crystal Decisions' assets and its capital stock, have been pledged under this credit agreement. New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain covenants under the loan agreements including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Crystal Decisions, as part of the consolidated group, is subject to certain financial covenants, which are assessed on the consolidated operating results and financial position of New SAC and its subsidiaries.

   The credit agreement provides for the release of Crystal Decisions from its guarantee obligations and asset pledge upon an approved transfer or sale of Crystal Decisions' common stock, or an initial public offering of at least 10%, on a fully diluted basis, of Crystal Decisions' voting common stock.

  Senior Subordinated Notes

   In connection with the closing and financing of the New SAC Transaction, Seagate Technology International, which is an indirect subsidiary of New SAC, issued unsecured senior subordinated notes under an Indenture Agreement dated November 22, 2000, at a discount to the aggregate principal amount of $210.0 million, for gross proceeds of approximately $201.0 million. The notes mature on November 15, 2007 and bear interest payable semi-annually at a rate of 12.5% per annum. New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis, of the notes. In addition, New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain restrictive covenants under the terms of these notes including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Crystal Decisions may be released from its guarantee obligation if there are certain sales of its capital stock, including an initial public offering, but would remain subject to the restrictive covenants of the Indenture until Crystal Decisions and its subsidiaries are no longer subsidiaries of New SAC or are deemed no longer to be subject to the restrictive covenants.

   New SAC will not require Crystal Decisions' cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. The Company believes that none of its guarantee obligations or asset pledge under the senior credit facility or its guarantee obligations under the Indenture are likely to be invoked.

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)


11. Business Segment and Geographic Information

   Crystal Decisions operates in a single industry segment--information infrastructure software. Crystal Decisions' products and services are sold worldwide, through direct and indirect methods. Within the segment, the chief operating decision maker, Crystal Decisions' chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by distribution channels.

  Product and services revenues (in thousands):

                                    For the quarters ended
                                  ---------------------------
                                  September 28, September 29,
                                      2001          2000
                                  ------------- -------------
Licensing........................    $30,855       $22,958
Maintenance, support and services     17,193        13,946
                                     -------       -------
   Total revenues................    $48,048       $36,904
                                     =======       =======

  Geographic revenues (in thousands) (1), (2):

                                      For the quarters ended
                                    ---------------------------
                                    September 28, September 29,
                                        2001          2000
                                    ------------- -------------
                 United States.....    $32,677       $26,135
                 Europe............      8,493         6,634
                 Other.............      6,878         4,135
                                       -------       -------
                    Total revenues.    $48,048       $36,904
                                       =======       =======

  Channel revenues (in thousands):

                                      For the quarters ended
                                    ---------------------------
                                    September 28, September 29,
                                        2001          2000
                                    ------------- -------------
                 Direct............    $32,937       $22,993
                 Indirect (3)......     15,111        13,911
                                       -------       -------
                    Total revenues.    $48,048       $36,904
                                       =======       =======

  Long-lived tangible and intangible assets (in thousands):

                                                       September 28, June 29,
                                                           2001        2001
                                                       ------------- --------
   United States......................................    $11,205    $12,310
   Canada.............................................     14,059     14,120
   Other..............................................      1,696      2,029
                                                          -------    -------
      Total long-lived tangible and intangible assets.    $26,960    $28,459
                                                          =======    =======

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)


  Reconciliation of total assets (in thousands):

                                                September 28, June 29,
                                                    2001        2001
                                                ------------- --------
Total long-lived tangible and intangible assets   $ 26,960    $ 28,459
Other assets, including current................     81,535      76,667
                                                  --------    --------
   Total assets................................   $108,495    $105,126
                                                  ========    ========

--------
(1) Europe includes South Africa and the Middle East.
(2) Revenues are attributed to geographic locations based on the location of the customer.
(3) Includes distributors and OEMs.

   During the quarters ended September 28, 2001 and September 29, 2000, respectively, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for a total of $5.1 million and $8.3 million in revenues, respectively, and accounted for more than 10% of total revenues in each period. No other customer accounted for 10% or more of the Company's total revenues during these periods.

12. Recent Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting for business combinations and includes new criteria for recognizing intangibles separately from goodwill. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are deemed to have a definite life will continue to be amortized over their estimated useful life. The Company is still assessing the impact of these Statements on its consolidated results of operations, financial position and cash flows.

13. Commitments and Contingencies

  (a) Litigation

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

                            CRYSTAL DECISIONS, INC.

  (Information as of September 28, 2001 and September 29, 2000 is unaudited)

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

   In addition to the foregoing, Crystal Decisions is subject to other litigation in the ordinary course of its business. While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely affect Crystal Decisions' financial position, liquidity or results of operations.

  (b) Commitments related to New SAC Transaction

   Concurrent with the consummation of the New SAC Transaction under the terms of a Merger Agreement, VERITAS Software Corporation ("VERITAS") acquired Seagate Technology and a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, with Seagate Technology becoming a wholly owned subsidiary of VERITAS. This transaction is referred to as the Merger. VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including Crystal Decisions.

   As part of the New SAC Transaction, New SAC, Seagate Technology and Crystal Decisions agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with Seagate Technology's operating assets, including those of Crystal Decisions. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including Crystal Decisions, were required to indemnify VERITAS and its affiliates for any liability for taxes of Seagate Technology and the subsidiaries of Seagate Technology, including Crystal Decisions, acquired by New SAC, in excess of an amount deposited into an escrow account by VERITAS. VERITAS deposited $150 million in an escrow account. This amount may be withdrawn by New SAC to satisfy these tax liabilities, including those of Crystal Decisions and its subsidiaries. New SAC is responsible for any liabilities in excess of $150 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the historical financial statements and the notes hereto included in Item 1 of this Quarterly Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 29, 2001 as filed with the Securities and Exchange Commission ("SEC") on September 27, 2001.

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

Overview

   We are an information infrastructure company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. We believe our solutions provide direct and rapidly achieved benefits including improved decision making, lower overall information technology costs and better business performance. We operate in a broad industry segment that is commonly referred to as "business intelligence." We believe our products meet an extensive range of data-centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, OLAP reporting, analytic application development and packaged analytic applications. We sell our products through our direct sales force and certain indirect sales channels, such as distributor and original equipment manufacturer ("OEM") relationships.

   We derive revenues from the sale of licenses for our software products and from services that support our products such as maintenance, consulting, training and technical support.

   As of November 22, 2000, as a result of the completion of a stock purchase agreement (the "Stock Purchase Agreement"), we became a majority owned subsidiary of Seagate Software (Cayman) Holdings ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"), whose predecessor was Seagate Technology, Inc. ("Seagate Technology"). Silver Lake Partners L.P. and Texas Pacific Group control New SAC.

   As a result of the New SAC Transaction, New SAC acquired 75,001,000 shares, or 99.7%, of Crystal Decisions' outstanding common stock on November 22, 2000. The remaining shares of our common stock are held by current and former employees of our company, our former parent company and our subsidiaries. The outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans continued to remain outstanding. The minority interests in our capital stock amounted to approximately 13.1% and 13.0% on a fully converted basis as of September 28, 2001 and June 29, 2001, respectively. The outstanding common stock held by our current and former employees and affiliated companies, as well as the outstanding unexercised options granted to purchase our common stock, comprise these minority interests.

   We changed our name to Crystal Decisions, Inc. from Seagate Software Information Management Group Holdings, Inc. in March 2001. We were incorporated in Delaware in August 1999. In February 2001, we relocated our headquarters to 895 Emerson St., Palo Alto, California 94301. Our telephone number is (650) 838-7410.

   We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2001 ended on June 29, 2001 and fiscal 2002 will end on June 28, 2002. The quarters ended September 28, 2001 and September 29, 2000 each comprised 13 weeks of activity.

Change in Control of Crystal Decisions, Inc.

   Under rules and regulations promulgated by the SEC, because more than 95% of our company was acquired and a change of ownership occurred, Crystal Decisions restated all its assets and liabilities as of November 22, 2000 on a "push down" accounting basis. Accordingly, our results of operations prior to November 22, 2000, and specifically the comparative information for the quarter ended September 29, 2000, do not reflect these adjustments.

  Sale of Seagate Technology

   Under the Stock Purchase Agreement, New SAC agreed to purchase for $1.840 billion cash, including transaction costs of $25.0 million, substantially all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions, and information infrastructure software businesses and operations, including our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS Software Corporation ("VERITAS") common stock then held by Seagate Software Holdings, Inc. and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

   Concurrent with the consummation of the New SAC Transaction, under the terms of a merger agreement, a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, and Seagate Technology became a wholly owned subsidiary of VERITAS. This transaction is referred to as the Merger. VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including ours.

   As part of the New SAC Transaction, New SAC, Seagate Technology and our Company agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with Seagate Technology's operating assets, including ours. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including us, have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the New SAC Transaction and the Merger. In addition, a majority of our assets, along with certain other assets of Seagate Technology, are now pledged as a guarantee for debt issued to finance the New SAC Transaction.

   The tax allocation agreement we had with Seagate Technology was terminated on November 22, 2000, and we no longer file income tax returns on a consolidated basis with Seagate Technology. Therefore, Seagate Technology will not benefit from nor will it reimburse us pursuant to the tax allocation agreement for tax losses that we sustain subsequent to consummation of the transaction. In prior periods, we received substantial cash payments from our tax losses utilized by Seagate Technology, which we used to reduce our obligations to

Seagate Technology under a revolving loan agreement. As a result of the termination of the tax allocation agreement, we may not be able to convert any future tax losses into cash.

  Allocation of Purchase Price to our Company Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase business transaction of Seagate Technology and resulted in a change in control of our company. Under purchase accounting rules, the net purchase price paid by New SAC was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including our company, based on their fair values at the date of the closing of the New SAC Transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the New SAC Transaction were greater than the amount paid, resulting in negative goodwill. The negative goodwill was allocated to the long-lived tangible and intangible assets, including our assets, on the basis of relative fair values. The fair values of tangible and intangible assets, including in-process research and development ("IPR&D"), were determined based upon independent appraisals.

   The accounting for the purchase transaction has been "pushed down" to our financial statements. The consolidated statements of operations and cash flows do not reflect the restatement of assets and liabilities as at November 22, 2000 caused by the push down of the New SAC Transaction. As a result of the New SAC Transaction and the push down accounting, our results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

   The following describes the impact of push down accounting on our results. There was no impact on the financial information for the quarter ended September 29, 2000.

    . Revenues. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were approximately $1.2 million and $103,000 lower for fiscal 2001 and for the quarter ended September 28, 2001, respectively, than they would have been had the push down adjustments not occurred.

    . Depreciation and amortization. Capital assets were reduced by $4.3 million on November 22, 2000, as a result of the allocation of negative goodwill to our long-lived tangible assets. Consequently, we recorded approximately $1.5 million and $463,000 less of depreciation expense for fiscal 2001 and for the quarter ended September 28, 2001, respectively, than we would have recorded had the push down adjustments not occurred. In addition, we recorded additional amortization expense of approximately $3.3 million and $1.2 million for fiscal 2001 and for the quarter ended September 28, 2001, respectively, resulting from the recording of the incremental fair value of intangibles from the push down adjustments.

    . In-process research and development. We expensed $7.1 million of IPR&D during fiscal 2001. We did not incur any such charges during the quarter ended September 28, 2001.

Results of Operations

   The following table sets forth certain consolidated statement of operations data as a percent of total revenues for the periods indicated:

                                                     For the quarters ended
                                                   ---------------------------
                                                   September 28, September 29,
                                                       2001          2000
                                                   ------------- -------------
Revenues:
   Licensing......................................      64%           62%
   Maintenance, support and services..............      36%           38%
                                                       ----          ----
       Total revenues.............................     100%          100%
                                                       ----          ----
Cost of revenues:
   Licensing......................................       3%            3%
   Maintenance, support and services..............      20%           27%
   Amortization of developed technologies.........       3%            0%
                                                       ----          ----
       Total cost of revenues.....................      26%           30%
                                                       ----          ----
Gross profit......................................      74%           70%

Operating expenses:
   Sales and marketing............................      44%           46%
   Research and development.......................      14%           18%
   General and administrative.....................      10%           11%
   Amortization of goodwill and other intangibles.       1%            1%
   Restructuring costs............................       0%            2%
                                                       ----          ----
       Total operating expenses...................      69%           78%
                                                       ----          ----

  Revenues

   Total revenues increased 30% from $36.9 million for the quarter ended September 29, 2000 to $48.0 million for the quarter ended September 28, 2001. In each period presented, a majority of our revenues were derived from licensing fees for our products. We also derive revenues from maintenance related to the licensing of our products, consulting services, training activities and technical support. We anticipate that license fees, which represented approximately 64% and 62% of our total revenues for the quarters ended September 28, 2001 and September 29, 2000, respectively, will continue to represent the majority of our revenues for the foreseeable future.

   The increase in total revenues was primarily attributable to an increase in the size and productivity of our sales force. In addition, the release of new software products in the second half of fiscal 2001 resulted in increased unit sales in most of our products, which contributed to the overall revenue growth in the quarter ended September 28, 2001. While we expect our revenues to continue to grow and we believe the current demand for our solutions is strong, the current economic environment and the slowing global economy have resulted in a decline in information technology spending. This decline may impact the spending by our existing and potential customers in the near term. As a result, we may not be able to maintain the revenue growth rates we have achieved.

   During the quarters ended September 28, 2001 and September 29, 2000, respectively, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for a total of $5.1 million and $8.3 million in revenues, respectively, and accounted for more than 10% of total revenues in each period. No other customer accounted for 10% or more of our total revenues during these periods.

   Licensing revenues. Licensing revenues consist of license fees for our products. Licensing revenues increased 34% from $23.0 million for the quarter ended September 29, 2000 to $30.9 million for the quarter ended September 28, 2001. The increase in licensing revenues was primarily attributable to an overall increase in the size and productivity of our direct sales force, resulting in an increase in our customer base, as well as additional sales to our existing customers. In addition, new product releases, including Crystal Enterprise and Crystal Reports 8.5 during the latter half of fiscal 2001 contributed to the increases in revenues during the quarter ended September 28, 2001.

   Maintenance, support and services revenues. Our maintenance, support and services revenues consist of revenues from maintenance related to our products, consulting services, training activities and technical support. Maintenance, support and services revenues increased 23% from $13.9 million for the quarter ended September 29, 2000 to $17.1 million for the quarter ended September 28, 2001. As a percentage of total revenues, maintenance, support and services revenues decreased to 36% of total revenues for the quarter ended September 28, 2001 from 38% for the quarter ended September 29, 2000. The year-over-year absolute dollar increases in maintenance, support and services revenues were attributable to the higher cumulative installed customer base receiving ongoing maintenance and support. In addition, both consulting and technical support revenues increased as a result of new and continued agreements with our customers.

   Revenues based on the geographic location of customers were as follows (in thousands):

                     For the quarters ended
                   ---------------------------
                   September 28, September 29,
                       2001          2000
                   ------------- -------------
United States.....    $32,677       $26,135
Europe............      8,493         6,634
Other.............      6,878         4,135
                      -------       -------
   Total revenues.    $48,048       $36,904
                      =======       =======

   Revenues from sales outside of the United States represented 32% and 29% of total revenues for the quarters ended September 28, 2001 and September 29, 2000, respectively. Revenues from sales outside the United States increased by 43% from $10.8 million for the quarter ended September 29, 2000 to $15.4 million for the quarter ended September 28, 2001. The increase in revenues from sales outside the United States for the quarter ended September 28, 2001 was primarily attributable the increase in the size and productivity of our direct sales force and the resulting expansion of our customer base in these regions. In addition to the increase in revenues from sales outside the United States, our domestic sales continued to grow with an increase in total revenues of $6.5 million, or 25%, in the quarter ended September 28, 2001 over total revenues for the quarter ended September 29, 2000. While not as significant as the increase in our direct sales revenues, we also saw increases in revenue from our indirect sales channels across most geographic regions as compared to the quarter ended September 29, 2000. Our operating results from Europe and other regions are impacted by seasonal reductions in business activity in the summer months; however, to date, the impact has not been material.

   A majority of our revenues are denominated in U.S. Dollars, the currency in which we report our operating results. We also collect a portion of our revenues in currencies other than the U.S. Dollar such as Canadian Dollars, British Pounds Sterling, German Marks, French Francs, Australian Dollars and Japanese Yen. We expect an increasing portion of our revenues to be denominated and collected in the Single European Currency (the "Euro") in the future. During the quarter ended September 28 2001, approximately 4% of our revenues were denominated and collected in currencies that will be denominated and collected in the Euro. To date, the foreign exchange gains and losses on transactions and revenues reported by those subsidiaries to be denominated in the Euro have not been significant nor have any costs we have incurred related to the Euro conversion. Translation adjustments from consolidation of such foreign operations are presented within other comprehensive income (loss).

  Cost of Revenues

   Cost of revenues increased 14% to $12.7 million, or 26% of total revenues, for the quarter ended September 28, 2001 from $11.1 million, or 30% of total revenues, for the quarter ended September 29, 2000. The absolute dollar increase in cost of revenues was primarily attributable to a $1.2 million increase in the amortization of developed technologies which was attributable to the push down adjustments to our financials which were recorded in the quarter ended September 28, 2001. Excluding the effect of the increase in amortization of developed technologies, the cost of revenues was relatively unchanged. This is largely attributable to a corporate-wide initiative to manage costs while supporting revenue growth, and increased productivity across most functional areas.

   Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. The cost of licensing revenues increased 49% to $1.5 million, or 5% of licensing revenues, for the quarter ended September 28, 2001 from $1.0 million, or 4% of licensing revenues, for the quarter ended September 29, 2000. The absolute dollar increase in cost of licensing revenues was primarily due to the license revenue mix and the increased volume of shipments during the quarter ended September 28, 2001. We expect cost of licensing revenues to increase in absolute dollars and as a percentage of total revenues because of costs incurred with new product releases, increased order fulfillment costs, new packaging of our products and printing costs associated with revised documentation materials.

   Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for technical support, training, consulting and maintenance services and the cost of materials delivered with enhancement releases. Cost of maintenance, support and services revenues decreased by 1% to $9.9 million, or 57% of maintenance, support and services revenues, for the quarter ended September 28, 2001 from $10.0 million, or 72% of maintenance, support and services revenues, for the quarter ended September 29, 2000. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues was primarily attributable to an increased use of company personnel rather than sub-contracted consultants, which generally have higher costs and lower margins than if we perform the services ourselves. In addition, the gross margins of our technical support group have improved as a result of the more efficient delivery of the majority of our support services. This decline was offset by the costs associated with increased headcount to support our service activities. Cost of maintenance, support and services revenues may vary between periods because of the mix of services we provide and the extent to which we use outside consultants to assist us in earning revenue. We expect the cost of maintenance, support and services revenue to continue to grow in absolute dollars in the future as we continue to expand our customer support and professional services organizations to meet our customers' demands for our services.

   Amortization of Developed Technologies. Amortization of developed technologies increased by $1.2 million to $1.3 million, or 3% of total revenues, for the quarter ended September 28, 2001 from $53,000 for the quarter ended September 29, 2000. The increase in amortization of developed technologies was attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22, 2000, which included $15.2 million related to developed technologies. Effective November 23, 2000, we began amortizing these developed technologies over 36 months. Amortization of developed technologies prior to November 22, 2000, and included in the quarter ended September 29, 2000, comprised the amortization of developed technologies arising from push down accounting of other intangibles as a result of prior share transactions between Seagate Software Holdings, Inc. and Seagate Technology. These intangibles were revalued as part of the New SAC Transaction.

  Gross Profit

   Our gross profit as a percentage of total revenues increased from 70% for the quarter ended September 29, 2000 to 74% for the quarter ended September 28, 2001. The increase in our gross profit was attributable to increased margins for the majority of revenue sources and across most geographic regions compared to September 29, 2000 and the year ended June 29, 2001.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities, travel, related facilities and other costs. Sales and marketing expenses increased 24% to $21.1 million, or 44% of total revenues, for the quarter ended September 28, 2001 from $17.1 million, or 46% of total revenues, for the quarter ended September 29, 2000. The absolute dollar increase in sales and marketing expenses was primarily associated with increased personnel costs, as a result of increased headcount in our sales force, and higher commissions associated with increased revenues. The decrease in sales and marketing expense as a percentage of total revenues was primarily attributable to the increase in productivity of our sales force which resulted in revenues growing at a faster rate than sales and marketing costs. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of total revenues as we continue to increase our direct sales force headcount and promote our products and services.

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses remained constant at $6.7 million for each of the quarters ended September 28, 2001 and September 29, 2000. However, research and development costs varied as a percentage of total revenues, representing 14% of total revenues for the quarter ended September 28, 2001 and 18% of total revenues for the quarter ended September 29, 2000. The decrease in research and development costs as a percentage of total revenues was the result of revenues increasing at a greater rate than research and development costs. In absolute dollars, research and development costs have increased as a result of personnel costs resulting from additional headcount, which was offset in part by efficiencies in our product management group. We expect research and development expenses to continue to increase in absolute dollars and vary as a percentage of total revenues in the future as we continue to invest in our products.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, information systems and other administrative costs, including bad debt expense. General and administrative expenses increased 14% to $4.8 million, or 10% of total revenues, for the quarter ended September 28, 2001 from $4.2 million, or 11% of total revenues, for the quarter ended September 29, 2000. The increase in absolute dollars was primarily attributable to additional costs related to certain outside services and bad debt expense in the quarter ended September 28, 2001. We expect general and administrative expenses to vary in absolute dollars and as a percentage of total revenues as we continue to grow our company.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 52% to $589,000 for the quarter ended September 28, 2001 from $389,000 for the quarter ended September 29, 2000. As a percent of total revenues, amortization of goodwill and other intangibles remained constant. We expect our quarterly level of amortization expense to be substantially the same for the remainder of fiscal 2002, as that recorded during the quarter ended September 28, 2001.

   The amortization of other intangibles for the quarter ended September 28, 2001 is attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22, 2000, which included $7.1 million related to other intangibles, which represented assembled workforce. Effective November 23, 2000, we began amortizing assembled workforce over 36 months. Amortization of goodwill and other intangibles prior to November 22, 2000, and included in the quarter ended September 29, 2000, comprised the amortization of goodwill and other intangibles arising from push down accounting of goodwill and other intangibles as a result of prior share transactions between Seagate Software Holdings and Seagate Technology. These intangible assets were revalued as part of the New SAC Transaction.

   On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statement No. 142 ("SFAS 142"), which changes the accounting for indefinite life intangibles from an amortization method to an impairment-only approach. We are currently assessing the impact of SFAS 142 on our financial statements.

   Restructuring Costs. Restructuring charges of $573,000, representing 2% of total revenues, were incurred during the quarter ended September 29, 2000. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer locations. The charges were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. As at September 28, 2001, amounts remaining accrued but unpaid were not material. We believe this restructuring was not significant and will not have a material impact on our future revenues, operating costs or operating results. There were no restructuring charges during the quarter ended September 28, 2001.

   Interest and Other Income (Expense), Net. Interest and other income (expense), net was comprised of the following (in thousands):

                                                     For the quarters ended
                                                   --------------------------
                                                   September 28, September 29,
                                                       2001          2000
                                                   ------------- -------------
Net interest income...............................     $782          $255
Other income (expense)............................      (53)          (33)
                                                       ----          ----
   Total interest and other income (expense), net.     $729          $222
                                                       ====          ====

   Net interest income increased by approximately $527,000 during the quarter ended September 28, 2001. Net interest income fluctuates depending on fluctuations in Seagate Technology LLC's in-house portfolio yield rate, LIBOR, the general level of interest rates in the United States, our net outstanding loan balance receivable from or payable to Seagate Technology LLC, and our average cash and cash equivalents. Historically, net interest income was primarily attributable to interest earned on balances receivable under the revolving loan agreement. Interest income from this loan balance was approximately $301,000 and $242,000 during the quarters ended September 28, 2001 and September 29, 2000, respectively. During the quarter ended September 28, 2001, we also received non-recurring interest payments on tax refunds that resulted from the carry back of losses in foreign jurisdictions. We expect that for the remainder of fiscal 2002, the interest previously earned from balances receivable under the revolving loan agreement will be replaced by interest earned on our cash and cash equivalents.

   Other income (expense) was comprised of net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. Dollars and varies depending upon currency exchange rates.

   Income Taxes. We recorded an income tax provision of $502,000 at an effective rate of 17% for the quarter ended September 28, 2001 compared with an income tax benefit of $726,000 at an effective rate of 25% for the quarter ended September 29, 2000. The tax provision for the quarter ended September 28, 2001 reflects increased taxable income in both domestic and foreign jurisdictions. A valuation allowance has been provided against the deferred tax assets arising from temporary differences and operating losses carried forward due to the uncertainty that they will be realized. The tax benefit for the quarter ended September 29, 2000 included benefits recorded during the period from July 1, 2000 to September 29, 2000 as a result of the tax allocation agreement with Seagate Technology. Because of the termination of the tax allocation agreement on November 22, 2000, no such benefits were included in the determination of the tax expense for the quarter ended September 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to the New SAC Transaction, Seagate Technology, as part of a general services agreement, provided cash management services for us. After the closing of the New SAC Transaction, New SAC continued to provide these services for us, through an affiliated company, Seagate Technology LLC. We began performing these cash management functions internally during the first quarter of fiscal 2002.

   At September 28, 2001, we had $46.0 million in cash and cash equivalents, an increase of $11.6 million, or 34%, from $34.4 million as of June 29, 2001. The majority of our cash and cash equivalents are denominated in U.S. Dollars. A small portion of our cash balances are denominated in the local currencies of our foreign operations, including Canadian Dollars, British Pounds Sterling, Japanese Yen and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our cash equivalents in highly rated money market instruments. The increase in cash and cash equivalents at September 28, 2001 was attributable to the repayment of the remaining balance of the loan receivable by Seagate Technology LLC under the revolving loan agreement, being $4.3 million, and the net receipt of approximately $6.2 million of income tax refunds from tax authorities.

   Prior to fiscal 2001, our operations were financed by borrowings from Seagate Technology. These borrowings were available to us under a revolving loan agreement with Seagate Technology that was subsequently amended on July 4, 2001 with Seagate Technology LLC. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million and expires on July 4, 2002. If not paid earlier, the loan is payable or receivable upon termination of the agreement. While the funds were available for use, we did not borrow any amounts under the revolving loan agreement for fiscal 2001 or for the quarter ended September 28, 2001.

   Net cash provided by operating activities was $9.3 million and $1.0 million for the quarters ended September 28, 2001 and September 29, 2000, respectively. The cash provided by operating activities in the quarter ended September 28, 2001 was primarily attributable to the net receipt of approximately $6.2 million of income tax refunds from tax authorities and earnings from operations of $4.8 million after non-cash expenses. The cash provided by operating activities in the quarter ended September 29, 2000 was the result of the net change in operating working capital offset by a cash operating loss of approximately $600,000.

   Net cash used in investing activities was $1.6 million and $1.1 million for the quarters ended September 28, 2001 and September 29, 2000, respectively. Net cash used in investing activities in both periods was primarily for new office facilities, leasehold improvements and the purchase of computers, furniture and office equipment to support our expansion. For fiscal 2002, we intend to invest approximately $14.5 million in capital assets. As at September 28, 2001, we had incurred approximately $1.6 million of expenditures to date. These anticipated capital expenditures include leasehold improvements at office locations, computer equipment and enhancements to our internal financial information systems.

   Net cash provided by financing activities was $3.7 million and $1.3 million for the quarters ended September 28, 2001 and September 29, 2000, respectively. The net cash provided by financing activities for the quarter ended September 28, 2001 was attributable to the repayment of the remainder of the receivable balance due from Seagate Technology LLC of $4.3 million, which was offset by net operating borrowings from Seagate Technology LLC of $871,000, and cash received from stock option exercises. The net cash provided by financing activities for the quarter ended September 29, 2000 was attributable to cash received from stock option exercises and net borrowings from Seagate Technology under the revolving loan agreement.

   We believe our combined sources of financing including current cash balances, available borrowings from Seagate Technology LLC under the revolving loan agreement, and cash flows generated from our operations, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months. Should we require additional financing that is not available from Seagate Technology LLC on terms that are satisfactory to us, we may seek additional equity and financing from other sources, subject to the concurrence by lenders who financed the New SAC Transaction. As part of the closing of the New SAC Transaction, we guaranteed the debt used to finance the New SAC Transaction and pledged a majority of our assets. As a result of restrictive covenants under the debt agreement, our ability to raise additional debt or equity from other sources may be limited.

   Although our assets have been pledged and our company, along with other subsidiaries of New SAC, guaranteed debt in connection with the New SAC Transaction, New SAC will not require our cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. We believe that none of our obligations under the guarantees or asset pledge are likely to be invoked.

  Recent Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after July 1, 2001 to be accounted using the purchase method of accounting for business combinations and includes new criteria for recognizing intangibles separately from goodwill. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are deemed to have a definite life will continue to be amortized over their estimated useful life. We are still assessing the impact of these Statements on our consolidated results of operations, financial position and cash flows.

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

   If New SAC is unable to meet the consolidated financial covenants under the debt agreements, early repayment of debt may force us and certain of our consolidated subsidiaries to contribute to the debt payments under the guarantees and pledge obligations.

   The restrictive covenants under the debt agreements may prevent us from making acquisitions, consolidations and certain capital expenditures, if approval from the lenders is not obtained.

   We may be unable to obtain debt or other financing to support our liquidity requirements and growth if waiver approval of the debt covenants cannot be obtained or if New SAC is unable to provide additional financing to our company.

  We Remain Liable to Third Parties after the New SAC Transaction and the Merger

   In the New SAC Transaction, Seagate Technology sold all of its operating assets (including our company) to New SAC, and New SAC and we have agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with our operating assets. As a result, we continue to face possible liabilities for actions, events or circumstances arising or occurring both before and after the New SAC Transaction and the Merger. Some areas of potential liability include:

    .  tax liabilities;

    . obligations under federal, state and foreign pension and retirement benefit laws; and

    .  existing and future litigation.

   As a result of our obligations to indemnify VERITAS, we could experience a material adverse effect on our business and financial performance.

  Risk from Composition of our Board of Directors

   As a result of the New SAC Transaction, the composition of our board of directors has changed. Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 85% of our common stock on a fully diluted basis and has appointed three of the six members of our board of directors of which two of the remaining directors are officers of New SAC. Through its influence on our board of directors and as majority stockholders, New SAC has the ability to change the direction of our business, our operating budget and possible acquisition or sales of our company.

  Revenue Growth and Economic Conditions

   The revenue growth and profitability of our business depend on the overall demand for computer software and services, particularly in the business intelligence and information infrastructure segments. If our customers experience recession or other economic conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

   We cannot predict what impact the recent economic slowdown in the United States will have on the business intelligence market or our business in particular, but it may result in fewer purchases of licenses of our software or substitution to our lower priced configurations by customers who previously licensed our higher priced configurations. If the current economic slowdown continues, our business, operating results and financial condition could be materially, adversely affected.

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

  Dependence on Key Personnel and Hiring and Retention of Employees

   Our future performance depends to a significant degree upon the continued service of our key members of management including particularly our President and Chief Executive Officer, Gregory B. Kerfoot, our Chief Operating Officer, William Gibson, and our Chief Financial Officer, Eric Patel, as well as other of our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of one or more of our key personnel may have a material adverse effect on our business, operating results and financial condition.

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

  Rights to use Software Licensed to us by Third Parties

   We occasionally license certain technologies from third parties to be used in our products, generally on a non-exclusive basis. The termination of such licenses, or the failure of the third-party licensors adequately to maintain or update their products, could delay our ability to ship certain of our products while we seek to implement alternative technology offered by other sources. In addition, alternate technology may not be available on commercially reasonable terms or at all. If we are unable to obtain necessary or desirable third-party technology licenses our business, operating results and financial condition could be materially adversely affected.

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

    . disruption and delay of business processes generally due to man-made or natural disasters, such as the terrorist attack of September 11;

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

  Risks of Revenue Concentration

   We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales to a small number of customers generate a disproportionate amount of our revenues. For example, we derived 11% and 23% of our total revenues from sales to Ingram for the quarters ended September 28, 2001 and September 29, 2000, respectively. If Ingram reduces its purchases from us our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other customers do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant customers will continue to purchase our products at their current levels.

  Risks Associated with Long Sales Cycle

   To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products, including proprietary Crystal Reports, Crystal Enterprise, Crystal Info and Holos. As a result, we may wait six to nine months after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the customer's budget and purchasing priorities may change, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

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

  Risks from International Operations

   We have significant international operations including development facilities, sales personnel and customer support operations. We derived 32% and 29% of our total revenues from sales outside of the United States for the quarters ended September 28, 2001 and September 29, 2000, respectively. Our international operations are subject to certain inherent risks including:

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

  Government Regulation May Impact Our Business

   Due to increasing use of the Internet and the dramatically increased access to personal information, the U.S. federal and various state and foreign governments have proposed increased limitations on the collection and use of personal information of users of the Internet and other public data networks.

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

    . perceived security risks, such as a lack of confidence in encryption technology; and

    .  privacy concerns.

   In addition, governmental agencies and legislators may generate new laws and regulations covering issues such as export, obscenity, freedom of expression, pricing, content and quality of products and services, copyright and other intellectual property issues and taxation. Such legislation or rule making could dampen the growth in Internet use generally and decrease the acceptance of the Internet as a commercial medium. If use of the Internet decreases, some of our customers may purchase fewer licenses for our software products and our operating results would be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results" section of this Form 10-Q.

  Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates to our cash and cash equivalents and to our revolving loan agreement with Seagate Technology LLC as further described in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." At September 28, 2001, $37.9 million of our cash and cash equivalents were held in U.S. Dollar denominated bank deposits and short-term money market instruments. The remainder of our cash balances were denominated in the local currencies of our foreign operations. If cash from operations is not sufficient to fund working capital and operating activities, Seagate Technology LLC has agreed to provide financing to us through a revolving loan agreement. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million and was renewed on July 4, 2001. We had no outstanding borrowings under this agreement as of September 28, 2001.

   Our interest income and expense, will fluctuate depending on fluctuations in Seagate Technology LLC's in-house portfolio yield rate, LIBOR, the general level of interest rates in the United States, our net outstanding loan balance receivable from or payable to Seagate Technology LLC and fluctuations in our cash and cash equivalents balance. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended September 28, 2001, a 100 basis-point change in interest rates would have resulted in a 2% variance in our net income.

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

   Prior to July 2001, none of our foreign operations had significant transactions in the Euro. We implemented Euro-based transactions effective July 1, 2001 for the participating countries. To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within other comprehensive income (loss). We cannot provide an assurance that foreign currency denominated transactions will continue to be insignificant as revenues from the foreign operations increase or exchange rates fluctuate significantly. We cannot predict the effect of exchange rate fluctuations upon our future operating results. To date, we have not engaged in a foreign currency-hedging program to cover any exposure to which we may be exposed. Sensitivity analysis is used to measure our foreign currency exchange rate risk. For the quarter ended September 28, 2001, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business would not have a material effect on our consolidated financial position, earnings or cash flow.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   Refer to Part I. Financial Information, Note 13(a) to the Consolidated Financial Statements for description of Litigation.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.


10.1.3 1999 Stock Option Plan, as amended August 13, 2001

   (b) Reports on Form 8-K

   Crystal Decisions, Inc. did not file any reports on Form 8-K during the quarter ended September 28, 2001 with the Securities and Exchange Commission.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

                                          CRYSTAL DECISIONS, INC.
                                          (Registrant)

                                                   /s/ GREGORY B. KERFOOT
                                          By: _________________________________
                                                    (Gregory B. Kerfoot)
                                             President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                                                       /s/ ERIC PATEL
                                          By: _________________________________
                                                        (Eric Patel)
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)