Form 10-Q
period 2001-12-28
CRYSTAL DECISIONS INC
filed 2002-02-11
CIK 1126499

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended December 28, 2001

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from: __________ to __________

                       Commission File Number 000-31859

                               -----------------

                            CRYSTAL DECISIONS, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                    77-0537234
           (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization   Identification Number)

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   On December 28, 2001, 75,507,905 shares of the registrant's common stock, $0.001 par value per share, were issued and outstanding.

================================================================================

                               CRYSTAL DECISIONS, INC.

                                     INDEX

                                                                                              Page
                                                                                              ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of December 28, 2001 and June 29, 2001................   3

        Consolidated Statements of Operations for the Three and Six Months Ended December 28,
          2001 and December 29, 2000.........................................................   4

        Consolidated Statements of Cash Flows for the Six Months Ended December 28, 2001 and
          December 29, 2000..................................................................   5

        Consolidated Statements of Stockholders' Equity for the Six Months Ended December 28,
          2001 and for the Year Ended June 29, 2001..........................................   6

        Notes to Consolidated Financial Statements...........................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  18

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................  38

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................................  39

Item 6. Exhibits and Reports on Form 8-K.....................................................  39

        SIGNATURES...........................................................................  40

Item 1.  Financial Statements (Unaudited)

                            CRYSTAL DECISIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                  December 28, June 29,
                                                                                      2001     2001 (1)
                                                                                  ------------ --------
                                ASSETS (note 10)

Current assets:
   Cash and cash equivalents.....................................................   $ 54,645   $ 34,379
   Loan receivable from Seagate Technology LLC (note 9)..........................         --      3,429
   Accounts receivable, net......................................................     34,036     29,551
   Income taxes receivable.......................................................         --      5,468
   Inventories...................................................................        594        725
   Prepaid and other current assets..............................................      4,224      3,115
                                                                                    --------   --------
       Total current assets......................................................     93,499     76,667
Capital assets, net..............................................................     11,020     10,490
Intangibles, net.................................................................     14,252     17,969
                                                                                    --------   --------
       Total assets..............................................................   $118,771   $105,126
                                                                                    ========   ========

                                   LIABILITIES

Current liabilities:
   Accounts payable..............................................................   $ 11,778   $ 11,247
   Accrued employee compensation.................................................     10,568      8,633
   Accrued expenses..............................................................     13,781     11,848
   Deferred revenue..............................................................     31,376     28,154
   Income taxes payable (note 6).................................................      7,298      6,035
                                                                                    --------   --------
       Total current liabilities.................................................     74,801     65,917
Deferred income taxes (note 6)...................................................      2,536      3,600
                                                                                    --------   --------
       Total liabilities.........................................................     77,337     69,517

Commitments and contingencies (note 13)

                              STOCKHOLDERS' EQUITY
Common stock--150,000,000 shares authorized, shares issued and outstanding--
  75,507,905 and 75,397,915 at $0.001 par value per share as of December 28, 2001
  and June 29, 2001..............................................................         76         75
Additional paid-in capital.......................................................     42,520     42,081
Accumulated other comprehensive income (loss)....................................        294        (30)
Accumulated deficit..............................................................     (1,456)    (6,517)
                                                                                    --------   --------
       Total stockholders' equity................................................     41,434     35,609
                                                                                    --------   --------
       Total liabilities and stockholders' equity................................   $118,771   $105,126
                                                                                    ========   ========

--------
(1) The information in this column was derived from the audited consolidated balance sheet as of June 29, 2001.

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                             For the three months ended For the six months ended
                                                             -------------------------  ------------------------
                                                             December 28,  December 29, December 28, December 29,
                                                                 2001          2000         2001         2000
                                                             ------------  ------------ ------------ ------------
Revenues:
    Licensing (note 5)...................................... $    32,916   $    25,579  $    63,771  $    48,536
    Maintenance, support and services (note 5)..............      18,354        14,566       35,547       28,512
                                                             -----------   -----------  -----------  -----------
       Total revenues.......................................      51,270        40,145       99,318       77,048
Cost of revenues:
    Licensing...............................................       1,139         1,155        2,668        2,182
    Maintenance, support and services.......................      10,524        10,008       20,406       20,028
    Amortization of developed technologies..................       1,270           458        2,539          511
                                                             -----------   -----------  -----------  -----------
       Total cost of revenues...............................      12,933        11,621       25,613       22,721
                                                             -----------   -----------  -----------  -----------
Gross profit................................................      38,337        28,524       73,705       54,327

Operating expenses:
    Sales and marketing.....................................      22,842        17,755       43,944       34,823
    Research and development................................       7,015         7,067       13,741       13,785
    General and administrative (note 5).....................       4,866         5,307        9,622        9,491
    Amortization of goodwill and other intangibles..........         589           456        1,179          844
    Write-off of in-process research and development
     (note 2)...............................................          --         7,073           --        7,073
    Unusual items (note 3)..................................          --         1,851           --        1,851
    Restructuring costs (note 4)............................          --            --           --          573
                                                             -----------   -----------  -----------  -----------
       Total operating expenses.............................      35,312        39,509       68,486       68,440
                                                             -----------   -----------  -----------  -----------
Income (loss) from operations...............................       3,025       (10,985)       5,219      (14,113)
Interest income and other income, net.......................         116           897          845        1,120
                                                             -----------   -----------  -----------  -----------
Income (loss) before income taxes...........................       3,141       (10,088)       6,064      (12,993)
Benefit from (provision for) income taxes (note 6)..........        (501)        1,780       (1,003)       2,506
                                                             -----------   -----------  -----------  -----------
Net income (loss)........................................... $     2,640   $    (8,308) $     5,061  $   (10,487)
                                                             ===========   ===========  ===========  ===========
Net income (loss) per share (note 7):
    Basic and diluted....................................... $      0.03   $     (0.11) $      0.07  $     (0.14)
                                                             ===========   ===========  ===========  ===========
    Weighted average number of shares used in basic net
     income (loss) per share calculation:...................  75,489,985    75,240,507   75,474,051   75,155,894
                                                             ===========   ===========  ===========  ===========
    Weighted average number of shares used in diluted net
     income (loss) per share calculation:...................  75,817,418    75,240,507   75,640,313   75,155,894
                                                             ===========   ===========  ===========  ===========

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                     For the six months ended
                                                                                     ------------------------
                                                                                     December 28, December 29,
                                                                                         2001         2000
                                                                                     ------------ ------------
Operating activities
Net income (loss)...................................................................   $ 5,061      $(10,487)
Adjustments to reconcile net income (loss) to net cash and cash equivalents from operating activities:
   Depreciation and amortization....................................................     6,151         3,635
   Bad debt expense.................................................................       417           588
   Deferred income tax expense (recovery)...........................................    (1,065)          162
   Stock based compensation expense on Sale of Seagate Technology (note 3)..........        --         1,851
   Write-off of in-process research and development (note 2)........................        --         7,073

Changes in operating assets and liabilities:
   Accounts receivable..............................................................    (4,807)       (5,059)
   Income taxes receivable..........................................................     5,468           494
   Inventories......................................................................       131           317
   Prepaid and other current assets.................................................    (1,101)         (129)
   Accounts payable.................................................................       570           (75)
   Accrued employee compensation....................................................     1,953         2,527
   Accrued expenses.................................................................     2,009        (1,094)
   Deferred revenue.................................................................     3,258         6,821
   Income taxes payable.............................................................     1,263            --
                                                                                       -------      --------
       Net cash and cash equivalents provided by operating activities...............    19,308         6,624
                                                                                       -------      --------

Investing activities
Acquisition of capital assets.......................................................    (3,058)       (2,966)
                                                                                       -------      --------
       Net cash and cash equivalents used in investing activities...................    (3,058)       (2,966)
                                                                                       -------      --------

Financing activities
Issuance of common stock and common stock subject to repurchase.....................       440         1,127
Net borrowings from Seagate Technology LLC (note 9).................................      (871)       (1,672)
Payment from Seagate Technology LLC on revolving loan receivable (note 9)...........     4,300            --
                                                                                       -------      --------
       Net cash and cash equivalents provided by (used in) financing activities.....     3,869          (545)
Effect of exchange rate changes on cash and cash equivalents........................       147          (190)
                                                                                       -------      --------
Increase in cash and cash equivalents...............................................    20,266         2,923
Cash and cash equivalents at the beginning of the period............................    34,379         3,621
                                                                                       -------      --------
Cash and cash equivalents at the end of the period..................................   $54,645      $  6,544
                                                                                       =======      ========

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended December 28, 2001 and for the year ended June 29, 2001
                       (In thousands, except share data)
                                  (Unaudited)

                                                                        Accumulated
                                            Common Stock    Additional     Other
                                          -----------------  Paid-In   Comprehensive Accumulated
                                            Shares   Amount  Capital   Income (Loss)   Deficit    Total
                                          ---------- ------ ---------- ------------- ----------- --------
Balance at June 30, 2000................. 75,002,050  $75   $ 407,893      $(167)     $(384,688) $ 23,113
Components of comprehensive (loss):
    Foreign currency translation gain....                                     46                       46
    Net loss.............................                                               (11,469)  (11,469)
                                                                                                 --------
    Comprehensive loss...................                                                         (11,423)
Issuance of common stock eligible for
 repurchase..............................    225,000              900                                 900
Income tax benefit from Seagate
 Technology stock option exercises.......                          33                                  33
Compensation expense for Seagate
 Technology Stock Options (note 3).......                       1,851                               1,851
Elimination of accumulated deficit and
 other comprehensive loss................                    (389,731)        91        389,640        --
Push down adjustments reflecting new
 bases of net assets.....................                      20,452                              20,452
Issuance of common stock upon exercise of
 stock options...........................    170,865              683                                 683
                                          ----------  ---   ---------      -----      ---------  --------
Balance at June 29, 2001................. 75,397,915  $75   $  42,081      $ (30)     $  (6,517) $ 35,609
Components of comprehensive income:
    Foreign currency translation gain....                                    324                      324
    Net income...........................                                                 5,061     5,061
                                                                                                 --------
Comprehensive income.....................                                                           5,385
Issuance of common stock upon exercise of
 stock options (note 7)..................    109,990    1         439                                 440
                                          ----------  ---   ---------      -----      ---------  --------
Balance at December 28, 2001............. 75,507,905  $76   $  42,520      $ 294      $  (1,456) $ 41,434
                                          ==========  ===   =========      =====      =========  ========


                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

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

   Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"), whose predecessor was Seagate Technology, Inc. ("Seagate Technology"). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings", formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology. The minority interests in the Company's capital stock amounted to approximately 15.5% and 13.0% on a fully converted basis as of December 28, 2001 and June 29, 2001, respectively. These minority interests are comprised of the Company's outstanding common stock held by current and former employees of the Company, its former parent and its subsidiaries, as well as the outstanding unexercised options granted to purchase the Company's common stock.

  Basis of Presentation

   The consolidated financial statements of Crystal Decisions have been prepared by the Company, in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim financial statements should be read in conjunction with the consolidated and combined financial statements and related notes of the Company in the Annual Report on Form 10-K for the fiscal year ended June 29, 2001 as filed with the SEC on September 27, 2001.

   The consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting of normal recurring items) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended December 28, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 2002.

   Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2001 ended on June 29, 2001 and comprised 52 weeks.

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

Fiscal 2002 will be a 52-week year and will end on June 28, 2002. The three-month periods ended December 28, 2001 and December 29, 2000 each comprised 13 weeks of activity.

2.  Change in Control of Crystal Decisions, Inc.

   New SAC, through Suez Software, acquired 75,001,000 shares, or 99.7%, of Crystal Decisions' outstanding common stock under the terms of a stock purchase agreement (the "Stock Purchase Agreement"). The Stock Purchase Agreement was entered into on March 29, 2000 by Seagate Technology, Seagate Software Holdings and Suez Acquisition Company (Cayman) Limited ("Suez Acquisition Company"), an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group. Suez Acquisition Company was a limited company organized under the laws of the Cayman Islands and was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. At the closing of the transactions contemplated by the Stock Purchase Agreement on November 22, 2000, Suez Acquisition Company assigned all of its rights under such agreements to New SAC. This transaction is referred to hereafter as the New SAC Transaction.

   The purchase of Crystal Decisions' outstanding common stock by New SAC resulted in a change in control of Crystal Decisions. Under rules and regulations promulgated by the SEC, because more than 95% of Crystal Decisions was acquired on November 22, 2000 and a change of ownership occurred, Crystal Decisions restated all its assets and liabilities in the financial statements as of November 22, 2000 on a "push down" accounting basis. Accordingly, results of operations prior to November 22, 2000, and specifically the comparative information to November 22, 2000 for the three and six months ended December 29, 2000, do not reflect these adjustments.

  Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase transaction of Seagate Technology and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price paid by New SAC was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including Crystal Decisions, based on their fair values at the date of the closing of the New SAC Transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the New SAC Transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resulting negative goodwill was allocated to the long-lived tangible and intangible assets, including those of Crystal Decisions, on the basis of relative fair values. This allocation reduced the recorded amounts at November 22, 2000 by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals.

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

   The following describes the impact of push down accounting on the Company's results:

    . Revenues. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

       Transaction. Consequently, revenues were approximately $25,000 and $128,000 lower for the three and six months ended December 28, 2001, respectively, than they would have been had the push down adjustments not occurred.

    . Depreciation and amortization. Capital assets were reduced by $4.3 million on November 22, 2000, as a result of the allocation of negative goodwill to the Company's long-lived tangible assets. Consequently, approximately $462,000 and $925,000 less of depreciation expense was recorded for the three and six months ended December 28, 2001, respectively, than would have been recorded had the push down adjustments not occurred. In addition, additional amortization expense of approximately $1.4 million and $2.8 million for the three and six months ended December 28, 2001, respectively, was recorded resulting from the recording of the incremental fair value of intangibles from the push down adjustments.

    . In-process research and development. In-process research and development of $7.1 million was expensed during the three months ended December 29, 2000. The Company did not incur any such charges during the three or six months ended December 28, 2001.

3.  Unusual Items

  Compensation Expense for Seagate Technology Stock Options on Sale of Seagate Technology

   On November 22, 2000, the date of the closing of the New SAC Transaction, vesting of Seagate Technology options were accelerated and net exercised for merger consideration of 0.4465 shares of VERITAS Software Corporation ("VERITAS") and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Seagate Technology. At November 22, 2000, options to purchase 51,500 shares of Seagate Technology common stock were held by certain Crystal Decisions employees. As a result, the Company recorded approximately $1.9 million of compensation expense attributable to its employees as a capital contribution from Seagate Technology. The compensation expense is recorded as an unusual item in the statement of operations for the three and six months ended December 29, 2000.

4.  Restructuring Costs

   During the three months ended September 29, 2000, Crystal Decisions incurred $573,000 of restructuring charges. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer locations. The charges were primarily comprised of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At December 28, 2001, no amounts remained outstanding.

5.  Related Party Transactions

   During the three months ended December 29, 2000, Crystal Decisions signed a software license agreement (the "License Agreement") with Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use its business intelligence software and maintenance and support services. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions' established list price. During the three and six months ended December 28, 2001, respectively, Crystal Decisions recognized approximately $60,000 and $151,000 of licensing revenues from the License Agreement. At December 28, 2001, all of the license revenues had been recognized with no amounts remaining as deferred revenue. The License Agreement provides for the renewal of the maintenance and support services contract, which was renewed during

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

the three months ended December 28, 2001. Revenues will be recognized ratably over the term of the contract, which is one year. The License Agreement also provides for consulting revenues, of which Crystal Decisions' earned approximately $nil and $30,000 for the three and six months ended December 28, 2001, respectively, and $85,000 and $178,000 for the three and six months ended December 29, 2000, respectively. As of December 28, 2001, there were no amounts outstanding from Seagate Technology included in accounts receivable.

   Seagate Technology LLC, an indirect subsidiary of New SAC, provides various taxation, administrative, accounting and similar corporate and managerial services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. The amount of corporate expense charges depends upon the total amount of allocable costs incurred by Seagate Technology LLC on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology LLC's corporate general and administrative departmental managers. Management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Amounts charged to Crystal Decisions general and administrative expense were $261,000 and $242,000 for the three months ended December 28, 2001 and December 29, 2000, respectively, and $573,000 and $422,000 for the six months ended December 28, 2001 and December 29, 2000, respectively. Management believes Seagate Technology LLC charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party. See notes 6 and 9 for other related party transactions.

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

   Crystal Decisions recorded a tax provision of $501,000 and $1.0 million, respectively, for the three and six months ended December 28, 2001, compared to a tax benefit of $1.8 million and $2.5 million, respectively, for the three and six months ended December 29, 2000. The tax provision for the three months ended December 28, 2001 reflects increased taxable income in the Company's foreign jurisdictions. A valuation allowance has been provided against the deferred tax assets arising from temporary differences and operating losses carried forward due to the uncertainty of their realizability. The tax benefit for the three and six months ended December 29, 2000 reflects the benefits recorded during the period under the Tax Allocation Agreement that Crystal Decisions had with Seagate Technology.

   The effective rate used to record income tax expense for the three and six months ended December 28, 2001 was less than the U.S. federal statutory tax rate primarily due to operating in foreign jurisdictions which have differing tax treatments as compared to the United States.

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)


7.  Net Income (Loss) Per Share

   Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each of the periods presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent stock outstanding during each of the periods presented assuming exercise of options to purchase common stock. Common equivalent stock consists of shares issuable upon the exercise of stock options using the treasury stock method. The incremental shares included as common equivalent stock results from the weighted average fair market values of stock options being in excess of the exercise prices of stock options outstanding for the three and six months ended December 28, 2001. Options to purchase common stock were excluded from the computation of diluted net income (loss) per share for the three and six months ended December 29, 2000, as their effect is not dilutive.

   Below is a reconciliation of the numerator and denominator used to calculate net income (loss) per share (in thousands, except share and per share data).

                                                 For the three months ended For the six months ended
                                                 -------------------------  ------------------------
                                                 December 28,  December 29, December 28, December 29,
                                                     2001          2000         2001         2000
                                                 ------------  ------------ ------------ ------------
Basic net income (loss) per share computation:
 Numerator:
   Net income (loss)............................ $     2,640   $    (8,308) $     5,061  $   (10,487)
                                                 ===========   ===========  ===========  ===========
 Denominator:
   Weighted average number of common shares
     outstanding................................  75,489,985    75,240,507   75,474,051   75,155,894
                                                 ===========   ===========  ===========  ===========
Net income (loss) per share--basic.............. $      0.03   $     (0.11) $      0.07  $     (0.14)
                                                 ===========   ===========  ===========  ===========
Diluted net income (loss) per share computation:
 Numerator:
   Net income (loss)............................ $     2,640   $    (8,308) $     5,061  $   (10,487)
                                                 ===========   ===========  ===========  ===========
 Denominator:
   Weighted average number of common shares
     outstanding................................  75,489,985    75,240,507   75,474,051   75,155,894
   Dilutive effect of stock options under the
     treasury stock method......................     327,433            --      166,262           --
                                                 -----------   -----------  -----------  -----------
   Weighted average number of common shares
     outstanding on diluted basis...............  75,817,418    75,240,507   75,640,313   75,155,894
                                                 ===========   ===========  ===========  ===========
Net income (loss) per share--diluted............ $      0.03   $     (0.11) $      0.07  $     (0.14)
                                                 ===========   ===========  ===========  ===========

   As of December 28, 2001 and December 29, 2000, respectively, the total number of outstanding options to purchase common stock was 13,226,042 and 10,682,318. During the three and six months ended December 28, 2001, respectively, Crystal Decisions issued 35,214 and 109,990 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan.

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)


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

                                            For the three months ended For the six months ended
                                            -------------------------  ------------------------
                                            December 28,  December 29, December 28, December 29,
                                                2001          2000         2001         2000
                                            ------------  ------------ ------------ ------------
Net income (loss)..........................    $2,640       $(8,308)      $5,061      $(10,487)
Foreign currency translation gains (losses)         5           (79)         324            74
                                               ------       -------       ------      --------
   Comprehensive income (loss).............    $2,645       $(8,387)      $5,385      $(10,413)
                                               ======       =======       ======      ========

9.  Revolving Loan Agreement with Seagate Technology LLC

   On July 4, 2001, Crystal Decisions and Seagate Technology LLC renewed the revolving loan agreement ("Revolving Loan Agreement") originally dated June 28, 1996 and subsequently amended on July 4, 2000. The renewed Revolving Loan Agreement provides for maximum outstanding borrowings of up to $15.0 million and expires on July 4, 2002. Interest is calculated at Seagate Technology LLC's in-house portfolio yield rate on balances receivable and at LIBOR plus 3.5% on balances payable. The loan is receivable or payable upon termination of the agreement and the loan balance is presented on the balance sheet as a net receivable or net payable in accordance with the terms of the Revolving Loan Agreement and the Tax Allocation Agreement. While the funds were available for use under the Revolving Loan Agreement, Crystal Decisions did not have any borrowings outstanding under the agreement in fiscal 2001 or during the six months ended December 28, 2001.

   During the three months ended June 29, 2001, Seagate Technology LLC repaid $31.0 million of the balance receivable under the Revolving Loan Agreement, thereby decreasing the receivable balance to $3.4 million. During the three months ended September 28, 2001, Seagate Technology LLC repaid the remaining portion of the receivable balance under the Revolving Loan Agreement. At December 28, 2001, there was no balance receivable or payable under the Revolving Loan Agreement by Crystal Decisions or Seagate Technology LLC.

   Although Crystal Decisions incurred net losses during the three-year period ended June 29, 2001, the Company generated net income for the three and six months ended December 28, 2001 and had positive cash flow for fiscal 2001 and the three and six months ended December 28, 2001. Management believes that the Company's combined sources of financing including current cash balances, available borrowings from Seagate Technology LLC under the Revolving Loan Agreement, and cash flows generated from the Company's operations, will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Should Crystal Decisions require additional financing that is not available from Seagate Technology LLC at terms that are satisfactory to Crystal Decisions, Crystal Decisions may seek additional equity and financing from other sources, subject to concurrence by the lenders who financed the New SAC Transaction. As part of the closing of the New SAC Transaction, Crystal Decisions guaranteed the debt used to finance the New SAC Transaction and pledged a majority of its assets. As a result of restrictive covenants under the debt agreement, the ability of Crystal Decisions to raise additional debt or equity from other sources may be limited. See note 10.

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)


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

   New SAC did not borrow under the revolving credit facility to fund the purchase price of the New SAC Transaction. At December 28, 2001, approximately $150 million of the revolving credit facility was available and approximately $50 million of existing letters of credit were outstanding.

   New SAC drew the full amount of the term loan A facility and the term loan B facility on the closing of the New SAC Transaction to finance the acquisition of Seagate Technology's operating assets, including Crystal Decisions. Of the $700 million of outstanding loans under the term loan A and B facilities, $690 million remained outstanding at December 28, 2001, as a result of total debt repayments of $10 million by New SAC. The amounts are repayable in semi-annual payments due as follows (in thousands):

      Fiscal
      ------
      2002....................................................... $ 17,500
      2003.......................................................   40,000
      2004.......................................................   50,000
      2005.......................................................   60,000
      2006.......................................................  285,000
      Thereafter.................................................  237,500
                                                                  --------
         Total................................................... $690,000
                                                                  ========

   The loans bear interest at variable rates dependent upon market interest rates and the nature of the borrowings, as well as the consolidated financial position of New SAC at applicable measurement dates. The average interest rates being charged under these borrowings from the date of the New SAC Transaction, November 22, 2000, ranged from 4.44% (LIBOR plus 2.5%) to 9.69% (LIBOR plus 3%).

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

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

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

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

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

  Product and services revenues (in thousands):

                              For the three months ended For the six months ended
                              -------------------------- -------------------------
                              December 28,  December 29, December 28, December 29,
                                  2001          2000         2001         2000
                              ------------  ------------ ------------ ------------
Licensing....................   $32,916       $25,579      $63,771      $48,536
Maintenance, support and
  services...................    18,354        14,566       35,547       28,512
                                -------       -------      -------      -------
   Total revenues............   $51,270       $40,145      $99,318      $77,048
                                =======       =======      =======      =======

  Geographic revenues (in thousands)(1):

                              For the three months ended For the six months ended
                              -------------------------- -------------------------
                              December 28,  December 29, December 28, December 29,
                                  2001          2000         2001         2000
                              ------------  ------------ ------------ ------------
United States................   $34,639       $27,825      $67,316      $53,959
Europe (2)...................     9,602         7,536       18,095       14,170
Other (3)....................     7,029         4,784       13,907        8,919
                                -------       -------      -------      -------
   Total revenues............   $51,270       $40,145      $99,318      $77,048
                                =======       =======      =======      =======

  Channel revenues (in thousands):

                              For the three months ended For the six months ended
                              -------------------------- -------------------------
                              December 28,  December 29, December 28, December 29,
                                  2001          2000         2001         2000
                              ------------  ------------ ------------ ------------
Direct.......................   $35,028       $24,262      $67,965      $47,255
Indirect (4).................    16,242        15,883       31,353       29,793
                                -------       -------      -------      -------
   Total revenues............   $51,270       $40,145      $99,318      $77,048
                                =======       =======      =======      =======

--------
(1) Revenues are attributed to geographic locations based on the location of the customer.
(2) Europe includes South Africa and the Middle East.
(3) Other includes Canada and the Asia Pacific region.
(4) Includes distributors and original equipment manufacturers.

   During the three months ended December 28, 2001 and December 29, 2000, respectively, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for a total of $5.5 million and $8.2 million in revenues. During the six months ended December 28, 2001 and December 29, 2000, respectively, revenues from Ingram accounted for $10.6 million and $16.5 million. Revenues from Ingram accounted for more than 10% of total revenues in each period. No other customer accounted for 10% or more of the Company's total

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

revenues during these periods. In addition, no one foreign country comprised more than 10% of total revenues for the three and six months ended December 28, 2001 or December 29, 2000.

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

13.  Commitments and Contingencies

  (a)  Litigation

   On November 10, 1997, Vedatech Corporation ("Vedatech") commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The original pleading alleged a breach of an oral agreement and infringement of Vedatech's U.K. copyright in one of Crystal Decisions' products and sought monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. Crystal Decisions has hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account Crystal Decisions' counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to U.S. $200,000, Crystal Decisions has offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The court has set the trial date in February of 2002 with the caveat that the hearing of the trial will be split between liability and quantum (if required). The Company has defenses to all the causes of action, including the claim for quantum meruit, and intends vigorously to defend the actions. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on the liquidity, financial position or results of operations of the Company. The outcome of this matter and amount of related claims are not determinable at this time.

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

  (b)  Commitments related to New SAC Transaction

   Immediately following the consummation of the New SAC Transaction under the terms of a Merger Agreement, VERITAS acquired Seagate Technology and a wholly owned subsidiary of VERITAS merged with

                            CRYSTAL DECISIONS, INC.

                (Information for the three and six months ended
             December 28, 2001 and December 29, 2000 is unaudited)

and into Seagate Technology, with Seagate Technology becoming a wholly owned subsidiary of VERITAS. This transaction is referred to as the Merger. VERITAS did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business, including Crystal Decisions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the historical financial statements and the notes hereto included in Item 1 of this Quarterly Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 as filed with the Securities and Exchange Commission ("SEC") on September 27, 2001.

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

   As a result of the New SAC Transaction, New SAC acquired 75,001,000 shares, or 99.7%, of Crystal Decisions' outstanding common stock on November 22, 2000. Current and former employees of our company, our former parent company and our subsidiaries hold the remaining shares of our common stock. The outstanding unexercised options granted under the 1999 and 2000 Stock Option Plans remain outstanding. The minority interests in our capital stock amounted to approximately 15.5% and 13.0% on a fully converted basis as of December 28, 2001 and June 29, 2001, respectively. The outstanding common stock held by our current and former employees and affiliated companies, as well as the outstanding unexercised options granted to purchase our common stock, comprise these minority interests.

   We were incorporated in Delaware in August 1999. Our headquarters are located at 895 Emerson St., Palo Alto, California 94301. Our telephone number is (650) 838-7410.

   We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2001 ended on June 29, 2001 and fiscal 2002 will end on June 28, 2002. The three-month periods ended December 28, 2001 and December 29, 2000 each comprised 13 weeks of activity.

Change in Control of Crystal Decisions, Inc.

   Under rules and regulations promulgated by the SEC, because more than 95% of our company was acquired and a change of ownership occurred, Crystal Decisions restated all its assets and liabilities as of November 22, 2000 on a "push down" accounting basis. Accordingly, our results of operations prior to November 22, 2000, and specifically the comparative information to November 22, 2000 for the three and six months ended December 29, 2000, do not reflect these adjustments.

  Sale of Seagate Technology

   Under the Stock Purchase Agreement, New SAC agreed to purchase for $1.840 billion cash, including transaction costs of $25.0 million, substantially all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions, and information infrastructure software businesses and operations, including our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS Software Corporation ("VERITAS") common stock then held by Seagate Software Holdings, Inc. ("Seagate Software Holdings") and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products
N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

   Immediately following the New SAC Transaction, under the terms of a merger agreement, a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, and Seagate Technology became a wholly owned subsidiary of VERITAS. This transaction is referred to as the Merger. VERITAS did not acquire Seagate Technology's rigid disc drive business or any other Seagate Technology operating business, including ours.

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

   The tax allocation agreement we had with Seagate Technology was terminated on November 22, 2000, and we no longer file income tax returns on a consolidated basis with Seagate Technology. Therefore, Seagate Technology will not benefit from nor will it reimburse us pursuant to the tax allocation agreement for tax losses that we sustain subsequent to consummation of the transaction. In prior periods, we received substantial cash payments from our tax losses utilized by Seagate Technology. As a result of the termination of the tax allocation agreement, we may not be able to convert any future tax losses into cash.

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

   The following describes the impact of push down accounting on our results:

    . Revenues. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were approximately $25,000 and $128,000 lower for the three and six months ended December 28, 2001, respectively, than they would have been had the push down adjustments not occurred.

    . Depreciation and amortization. Capital assets were reduced by $4.3 million on November 22, 2000, as a result of the allocation of negative goodwill to our long-lived tangible assets. Consequently, we recorded approximately $462,000 and $925,000 less of depreciation expense for the three and six months ended December 28, 2001, respectively, than we would have recorded had the push down adjustments not occurred. In addition, we recorded additional amortization expense of approximately $1.4 million and $2.8 million for the three and six months ended December 28, 2001, respectively, resulting from the recording of the incremental fair value of intangibles from the push down adjustments.

    . In-process research and development. We expensed $7.1 million of IPR&D during the three and six months ended December 29, 2000. We did not incur any such charges during the three or six months ended December 28, 2001.

Results of Operations

   The following table sets forth certain consolidated statement of operations data as a percent of total revenues for the periods indicated:

                                         For the three months ended For the six months ended
                                         -------------------------- -------------------------
                                         December 28,  December 29, December 28, December 29,
                                             2001          2000         2001         2000
                                         ------------  ------------ ------------ ------------
Revenues:
   Licensing............................          64%           64%          64%          63%
   Maintenance, support and services....          36%           36%          36%          37%
                                                 ----          ----         ----         ----
       Total revenues...................         100%          100%         100%         100%
                                                 ----          ----         ----         ----
Cost of revenues:
   Licensing............................           2%            3%           3%           3%
   Maintenance, support and services....          21%           25%          21%          26%
   Amortization of developed
     technologies.......................           2%            1%           2%           1%
                                                 ----          ----         ----         ----
       Total cost of revenues...........          25%           29%          26%          30%
                                                 ----          ----         ----         ----
Gross profit............................          75%           71%          74%          70%
Operating expenses:
   Sales and marketing..................          45%           44%          44%          45%
   Research and development.............          14%           18%          14%          18%
   General and administrative...........           9%           13%          10%          12%
   Amortization of goodwill and other
     intangibles........................           1%            1%           1%           1%
   Write-off of in-process research and
     development........................           0%           18%           0%           9%
   Unusual items........................           0%            5%           0%           2%
   Restructuring costs..................           0%            0%           0%           1%
                                                 ----          ----         ----         ----
       Total operating expenses.........          69%           99%          69%          88%
                                                 ----          ----         ----         ----

  Revenues

   Total revenues were $51.3 million for the three months ended December 28, 2001, an increase of $11.2 million, or 28%, from $40.1 million for the three months ended December 29, 2000. Total revenues were $99.3 million for the six months ended December 28, 2001, an increase of $22.3 million, or 29%, from $77.0 million for the six months ended December 29, 2000. In each period presented, a majority of our revenues were derived from licensing fees for our products. We also derive revenues from maintenance related to the licensing of our products, consulting services, training activities and technical support. We anticipate that license fees, which represented approximately 64% of our total revenues for the three months ended December 28, 2001 and December 29, 2000, will continue to represent the majority of our revenues for the foreseeable future.

   The increase in total revenues was primarily attributable to increases of approximately 44% in revenues from our direct sales channels for both the three and six months ended December 28, 2001, compared to the corresponding periods in the prior fiscal year. In addition, the company increased indirect revenue, mainly through revenues earned through their new and existing strategic partnerships. While we expect our revenues to continue to grow and we believe the current demand for our solutions is strong, the current economic environment and the slowing global economy have resulted in a decline in information technology spending. We believe that this decline may cause our customers and prospective customers to significantly decrease or delay spending on information technology. As a result, we may not be able to maintain the revenue growth rates we have previously achieved.

   During the three months ended December 28, 2001 and December 29, 2000, respectively, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for a total of $5.5 million and $8.2 million of revenues. During the six months ended December 28, 2001 and December 29, 2000, respectively, revenues from Ingram accounted for $10.6 million and $16.5 million of revenues. The primary reason for the decrease was the realignment of one of our products from this channel environment to a direct sales environment as well as decline in overall distributor revenues associated with the calendar 2001 economic downturn. In all periods, revenues from Ingram accounted for more than 10% of total revenues. No other customer accounted for 10% or more of our total revenues during these periods.

   Licensing revenues. Licensing revenues consist of license fees for our products. License revenues were $32.9 million for the three months ended December 28, 2001, an increase of $7.3 million, or 29%, from $25.6 million for the three months ended December 29, 2000. Licensing revenues were $63.8 million for the six months ended December 28, 2001, an increase of $15.3 million, or 31%, from $48.5 million for the six months ended December 29, 2000. The increase in licensing revenues was primarily attributable to an increase in the size and productivity of our direct sales force. The release of new software products including Crystal Enterprise and Crystal Reports 8.5 in 2001 resulted in increased revenues and contributed to the overall revenue growth in the three and six months ended December 28, 2001. Our direct sales force continued to grow our customer base while making additional sales to our existing customers. In addition, our strategic partnerships and OEM partnerships have resulted in increased licensing revenues.

   Maintenance, support and services revenues. Our maintenance, support and services revenues consist of revenues from maintenance related to our products, consulting services, training activities and technical support. Maintenance, support and services revenues were $18.4 million for the three months ended December 28, 2001, an increase of $3.8 million, or 26%, from $14.6 million for the three months ended December 29, 2000. Maintenance, support and services revenues were $35.5 million for the six months ended December 28, 2001, an increase of $7.0 million, or 25%, from $28.5 million for the six months ended December 29, 2000. The year-over-year absolute dollar increases in maintenance, support and services revenues were attributable to the higher cumulative installed customer base receiving ongoing maintenance and support. In addition, both consulting and technical support revenues increased as a result of new and existing agreements with our customers.

   Revenues based on the geographic location of customers were as follows (in thousands):

                              For the three months ended For the six months ended
                              -------------------------- -------------------------
                              December 28,  December 29, December 28, December 29,
                                  2001          2000         2001         2000
                              ------------  ------------ ------------ ------------
United States................   $34,639       $27,825      $67,316      $53,959
Europe.......................     9,602         7,536       18,095       14,170
Other........................     7,029         4,784       13,907        8,919
                                -------       -------      -------      -------
   Total revenues............   $51,270       $40,145      $99,318      $77,048
                                -------       -------      -------      -------

   Revenues from sales outside the United States were $16.6 million for the three months ended December 28, 2001, an increase of $4.3 million, or 35%, from $12.3 million for the three months ended December 29, 2000. Revenues from sales outside the United States were $32.0 million for the six months ended December 28, 2001, an increase of $8.9 million, or 39%, from $23.1 million for the six months ended December 29, 2000. Revenues from sales outside of the United States represented 32% and 31% of total revenues for the three months ended December 28, 2001 and December 29, 2000, respectively, and 32% and 30% of total revenues for the six months ended December 28, 2001 and December 29, 2000, respectively. The increase in revenues from sales outside the United States for the three and six months ended December 28, 2001 was primarily attributable to the increase in the size and productivity of our direct sales force and the resulting expansion of our customer base in these regions. In addition to the increase in revenues from sales outside the United States, our domestic sales continued to grow with an increase in total revenues of $6.8 million, or 24%, for the three months ended December 28,

2001, and an increase in total revenues of $13.4 million, or 25%, for the six months ended December 28, 2001, over the corresponding periods in the prior fiscal year.

  Cost of Revenues

   Cost of revenues were $12.9 million for the three months ended December 28, 2001, an increase of $1.3 million, or 11%, from $11.6 million for the three months ended December 29, 2000. Cost of revenues were $25.6 million for the six months ended December 28, 2001, an increase of $2.9 million, or 13%, from $22.7 million for the six months ended December 29, 2000. The cost of revenues as a percentage of total revenues were 25% and 29% for the three months ended December 28, 2001 and December 29, 2000, respectively, and 26% and 30% for the six months ended December 28, 2001 and December 29, 2000, respectively. The absolute dollar increases for the three and six month period ended December 28, 2001 in cost of revenues was primarily attributable to the increase in the amortization of developed technologies, which was attributable to the push down adjustments from the New SAC Transaction as described in our consolidated financial statements. Excluding the effect of the increase in amortization of developed technologies, cost of revenues remained relatively unchanged, as cost of revenues did not increase proportionately to increasing revenues.

   Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. Cost of licensing revenues were $1.1 million for the three months ended December 28, 2001, a decrease of $100,000, or 1%, from $1.2 million for the three months ended December 29, 2000. Cost of licensing revenues were $2.7 million for the six months ended December 28, 2001, an increase of $500,000, or 22%, from $2.2 million for the six months ended December 29, 2000. The cost of licensing revenues may vary depending on the volume, distribution method and mix of software licenses shipped.

   Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for maintenance services, consulting, training and technical support. Cost of maintenance, support and services revenues were $10.5 million for the three months ended December 28, 2001, an increase of $500,000, or 5%, from $10.0 million for the three months ended December 29, 2000. Cost of maintenance, support and services revenues were $20.4 million for the six months ended December 28, 2001, an increase of $400,000, or 2%, from $20.0 million for the six months ended December 29, 2000. Cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues, decreased from 69% for the three months ended December 29, 2000 to 57% for the three months ended December 28, 2001, and decreased from 70% for the six months ended December 29, 2000 to 57% for the six months ended December 28, 2001.

   The decline in cost of maintenance, support and services revenues as a percentage of revenues is the result of the attainment of higher margins on both our consulting and technical support services. Our direct sales team, working with our consulting partners, has increased the number of consulting engagements during the six months ended December 28, 2001, resulting in increased revenue. Our technical support group has improved margins as the result of the more efficient delivery of the majority of our support services and the initiation of new pricing arrangements with our customers. Cost of maintenance, support and services revenues may vary between periods because of the mix of services and the margins we obtain on those services. We expect the cost of maintenance, support and services revenue to continue to grow in absolute dollars in the future as we continue to expand our customer support and professional services organizations to meet our customers' demand for our services.

   Amortization of developed technologies. Amortization of developed technologies increased by $812,000 to $1.3 million, or 2% of total revenues, for the three months ended December 28, 2001 from $458,000 for the three months ended December 29, 2000. Amortization of developed technologies increased by $2.0 million to $2.5 million, or 2% of total revenues, for the six months ended December 28, 2001 from $511,000 for the six months ended December 29, 2000. The increase in amortization of developed technologies was attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22,

2000, which included $15.2 million related to developed technologies. Effective November 23, 2000, we began amortizing these developed technologies over 36 months. Amortization of developed technologies prior to November 22, 2000, and included in the three and six months ended December 29, 2000, comprised the amortization of developed technologies arising from push down accounting of other intangibles as a result of prior share transactions between Seagate Software Holdings and Seagate Technology. These intangibles were revalued as part of the New SAC Transaction.

  Gross Profit

   Our gross profit as a percentage of total revenues increased from 71% for the three months ended December 29, 2000 to 75% for the three months ended December 28, 2001, and increased from 70% for the six months ended December 29, 2000 to 74% for the six months ended December 28, 2001. The increase in our gross profit was attributable to increased margins for our licensing revenues and maintenance, support and service revenues as described above.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities, travel, related facilities and other costs. Sales and marketing expenses were $22.8 million for the three months ended December 28, 2001, an increase of $5.0 million, or 29%, from $17.8 million for the three months ended December 29, 2000. Sales and marketing expenses were $43.9 million for the six months ended December 29, 2000, an increase of $9.1 million, or 26%, from $34.8 million for the six months ended December 29, 2000. The absolute dollar increase in sales and marketing expenses was primarily associated with increased personnel costs, as a result of increased headcount in our sales force, and higher commissions associated with increased revenues. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of total revenues as we continue to increase our sales force headcount and promote our products and services.

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased slightly from $7.1 million for the three months ended December 29, 2000 to $7.0 million for the three months ended December 28, 2001, and from $13.8 million for the six months ended December 29, 2000 to $13.7 million for the six months ended December 28, 2001. Research and development costs as a percentage of total revenues, represented 14% of total revenues for the three and six months ended December 28, 2001, and 18% of total revenues for the three and six months ended December 29, 2000. The decreases in research and development costs as a percentage of total revenues were the result of revenues increasing at a greater rate than research and development costs. While we have continued to add research and development headcount, we have also been able to effectively control costs to result in the nominal change over the prior periods. We expect research and development expenses to continue to increase in absolute dollars and vary as a percentage of total revenues in the future as we continue to invest in our products.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, information systems and other administrative costs, including bad debt expense. General and administrative expenses were $4.9 million for the three months ended December 28, 2001, a decrease of $400,000, or 8%, from $5.3 million for the three months December 29, 2000. These decreases in the three months ended December 28, 2001 resulted from the continued cost management initiatives of the Company. General and administrative expenses were $9.6 million for the six months ended December 28, 2001, an increase of $100,000, or 1%, from $9.5 million for the six months ended December 29, 2000. The increase in absolute dollars for the six month period was primarily attributable to additional costs related to certain outside services and increased employee compensation, which were partially offset by the continued cost management initiatives of the Company. We expect general and administrative expenses to vary in absolute dollars and as a percentage of total revenues as we continue to grow our company.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $589,000 in the three months ended December 28, 2001, an increase of 29%, from $456,000 for the three months ended December 29, 2000. Amortization of goodwill and other intangibles was $1.2 million for the six months ended December 28, 2001, an increase of 40%, from $844,000 for the six months ended December 29, 2000. As a percent of total revenues, amortization of goodwill and other intangibles remained constant. We expect our quarterly level of amortization expense to be substantially the same for the remainder of fiscal 2002 as that recorded during the three months ended December 28, 2001.

   The amortization of other intangibles for the three and six months ended December 28, 2001 was attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22, 2000, which included $7.1 million related to other intangibles, which represented assembled workforce. Effective November 23, 2000, we began amortizing assembled workforce over 36 months. Amortization of goodwill and other intangibles prior to November 22, 2000 and included in the three and six months ended December 29, 2000, comprised the amortization of goodwill and other intangibles arising from push down accounting of goodwill and other intangibles as a result of prior share transactions between Seagate Software Holdings and Seagate Technology. These intangible assets were revalued as part of the New SAC Transaction.

   Restructuring Costs. Restructuring charges of $573,000, representing 2% of total revenues, were incurred during the six months ended December 29, 2000. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization. The charges primarily comprised costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. As at December 28, 2001, no amounts remained outstanding. We believe this restructuring was not significant and will not have a material impact on our future revenues, operating costs or operating results. There were no restructuring charges during the three or six months ended December 28, 2001.

   Interest income and other income, net. Interest income and other income, net was comprised of the following (in thousands):

                               For the three months ended For the six months ended
                               -------------------------- -------------------------
                               December 28,  December 29, December 28, December 29,
                                   2001          2000         2001         2000
                               ------------  ------------ ------------ ------------
Net interest income...........    $ 338          $611        $1,121       $  866
Other income (expense)........     (222)          286          (276)         254
                                  -----          ----        ------       ------
   Total interest and other
     income, net..............    $ 116          $897        $  845       $1,120
                                  =====          ====        ======       ======

   Net interest income fluctuates depending on fluctuations in Seagate Technology LLC's in-house portfolio yield rate, LIBOR, the general level of interest rates in the United States, our net outstanding loan balance receivable from or payable to Seagate Technology LLC, and our average cash and cash equivalents. Historically, net interest income was primarily attributable to interest earned on balances receivable under the revolving loan agreement. Interest income from this loan balance was approximately $nil and $301,000 during the three and six months ended December 28, 2001, respectively. Commencing October 2001, the interest from the revolving loan agreement has been replaced by interest earned on our cash and cash equivalents.

   Net interest income decreased by approximately $273,000 during the three months ended December 28, 2001 from the three months ended December 29, 2000, as the result of lower interest rates earned on the balances. Net interest income increased by approximately $255,000 during the six months ended December 28, 2001 over the six months ended December 29, 2000. The increase for the six months ended was the result of an increase in our cash and cash equivalent balances and a non-recurring interest payment on tax refunds, which were partially offset by a decrease in the average effective interest rate.

   Other income (expense) was comprised largely of net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. Dollars and varies depending upon currency exchange rates.

   Income Taxes. We recorded an income tax provision for the three and six months ended December 28, 2001 of $501,000 and $1.0 million, respectively, compared with an income tax benefit of $1.8 million and $2.5 million, respectively, for the three and six months ended December 29, 2000. The tax provision for the three months ended December 28, 2001 reflects increased taxable income in both domestic and foreign jurisdictions. A valuation allowance has been provided against the deferred tax assets arising from temporary differences and operating losses carried forward due to the uncertainty that they will be realized. The tax benefit for the three and six months ended December 29, 2000 included benefits recorded during the period to November 22, 2000 as a result of the tax allocation agreement with Seagate Technology. Because of the termination of the tax allocation agreement on November 22, 2000, no such benefits were included in the determination of the tax expense for the three and six months ended December 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to the New SAC Transaction, Seagate Technology, as part of a general services agreement, provided cash management services for us. After the closing of the New SAC Transaction, during a transition period, Seagate Technology LLC continued to provide these services for us and we began performing these cash management functions internally during the first quarter of fiscal 2002.

   At December 28, 2001, we had $54.6 million in cash and cash equivalents, an increase of $20.2 million, or 59%, from $34.4 million as of June 29, 2001. The majority of our cash and cash equivalents are denominated in U.S. Dollars. At December 28, 2001, $49.9 million of our cash and cash equivalents were held in U.S. Dollar denominated bank deposits and short-term money market instruments. A small portion of our cash balances are denominated in the local currencies of our foreign operations, including Canadian Dollars, British Pounds Sterling, Japanese Yen and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our cash equivalents in highly rated money market instruments.

   Prior to fiscal 2001, our operations were financed by borrowings from Seagate Technology. These borrowings were available to us under a revolving loan agreement with Seagate Technology that was subsequently amended on July 4, 2001 and renewed with Seagate Technology LLC. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million and expires on July 4, 2002. If not paid earlier, the loan is payable or receivable upon termination of the agreement. While the funds were available for use, we did not borrow any amounts under the revolving loan agreement for fiscal 2001 or for the three or six months ended December 28, 2001.

   Net cash provided by operating activities was $19.3 million and $6.6 million for the six months ended December 28, 2001 and December 29, 2000, respectively. The cash provided by operating activities in the six months ended December 28, 2001 was primarily attributable to the net receipt of approximately $5.4 million of income tax refunds and income after adjustments to exclude non-cash charges of $10.6 million. The cash provided by operating activities in the six months ended December 29, 2000 was the result of income after adjustments to exclude non-cash charges of $2.8 million, an increase of $6.8 million in deferred revenues, an increase of $5.1 million in accounts receivable and other net changes in operating working capital.

   Net cash used in investing activities was $3.1 million and $3.0 million for the six months ended December 28, 2001 and December 29, 2000, respectively. Net cash used in investing activities during the six months ended December 28, 2001 was primarily for the purchase of computers and furniture, and net cash used for the six months ended December 29, 2000, was primarily related to leasehold improvements on leased office space and also the purchase of computers. We anticipate that computer equipment and enhancements to our internal financial information systems will comprise the majority of expenses for the remainder of fiscal 2002.

   Net cash provided by financing activities was $3.9 million for the six months ended December 28, 2001 and net cash used in financing activities was $545,000 for the six months ended December 29, 2000. The net cash provided by financing activities for the six months ended December 28, 2001 was attributable to the repayment of the remainder of the receivable balance due from Seagate Technology LLC of $4.3 million, which was offset by net operating borrowings from Seagate Technology LLC of $871,000, and cash received of $440,000 from stock option exercises. The net cash used in financing activities for the six months ended December 29, 2000 was attributable to cash received from stock option exercises of $1.1 million, which were offset by net borrowings from Seagate Technology of $1.7 million under the revolving loan agreement.

   We believe our combined sources of financing including current cash balances, available borrowings, if any, from Seagate Technology LLC under the revolving loan agreement, and cash flows generated from our operations, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months. Should we require additional financing that is not available from Seagate Technology LLC on terms that are satisfactory to us, we may seek additional equity and financing from other sources, subject to the concurrence by lenders who financed the New SAC Transaction. As part of the closing of the New SAC Transaction, we guaranteed the debt used to finance the New SAC Transaction and pledged a majority of our assets. As a result of restrictive covenants under the debt agreement, our ability to raise additional debt or equity from other sources may be limited.

   Although our assets have been pledged and our company, along with other subsidiaries of New SAC, guaranteed debt in connection with the New SAC Transaction, New SAC has advised us that it does not expect to require our cash flow to be used to service the obligations pursuant to the senior secured credit facility and the senior subordinated notes. We believe that none of our obligations under the guarantees or asset pledge are likely to be invoked.

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

  We Remain Liable to Third Parties after the New SAC Transaction and the Merger

   In the New SAC Transaction, Seagate Technology sold all of its operating assets (including our company) to New SAC, and we and New SAC have agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with our operating assets. As a result, we continue to face possible liabilities for actions, events or circumstances arising or occurring both before and after the New SAC Transaction and the Merger. Some areas of potential liability include:

    .  tax liabilities;

    . obligations under federal, state and foreign pension and retirement benefit laws; and

    .  existing and future litigation.

   As a result of our obligations to indemnify VERITAS, we could experience a material adverse effect on our business and financial performance.

  Risk from Composition of our Board of Directors

   As a result of the New SAC Transaction, the composition of our board of directors has changed. Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 80% of our common stock on a fully diluted basis and five of the six members of our board of directors were appointed by or are officers of New SAC. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to change the direction of our business, our operating budget and possible acquisition or sales of our company.

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

   We cannot predict what impact the recent economic slowdown in the United States and other countries will have on the business intelligence market or our business in particular, but it may result in fewer purchases of licenses of our software or substitution to our lower priced configurations by our customers who previously licensed our higher priced configurations. If the current economic slowdown continues, our business, operating results and financial condition could be materially adversely affected.

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

    . our ability accurately to predict the rate and timing of conversion of our direct sales pipeline into actual revenue;

    . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

    .  changes in our operating expenses;

    .  competition and consolidation in our industry;

    .  the timing of new product releases; and

    . seasonal factors, such as our typically lower pace of sales in our first fiscal quarter.

  Risks of Revenue Concentration

   We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales to a small number of customers generate a disproportionate amount of our revenues. For example, we derived 11% and 20% of our total revenues from sales to Ingram for the three months ended December 28, 2001 and December 29, 2000, respectively. If Ingram reduces its purchases from us our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other customers do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant customers will continue to purchase our products at their current levels.

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

  Risks from International Operations

   We have significant international operations including development facilities, sales personnel and customer support operations. We derived 32% and 31% of our total revenues from sales outside of the United States for the three months ended December 28, 2001 and December 29, 2000, respectively. Our international operations are subject to certain inherent risks including:

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

  Risks from Conversion to Euro

   On January 1, 2002, certain member states of the European Economic Community fixed their respective currencies to a new functional legal currency, the Euro, and no longer conduct business in the former national currency, such as the French Franc or the German Mark. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro.

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

  We Face Risks of Litigation

   On November 10, 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions
(UK) Limited, a wholly owned subsidiary of Crystal Decisions, Inc. The original pleading alleged a breach of an oral agreement and infringement of a Vedatech's U.K. copyright in one of our products and sought monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. We have hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account our counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to U.S. $200,000, we have offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The court has set the trial date in February of 2002 with the caveat that the hearing of the trial will be split between liability and quantum (if required). We have defenses to all the causes of action, including the claim for quantum meruit, and we intend vigorously to defend the actions. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

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

  Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates to our cash and cash equivalents and to our revolving loan agreement with Seagate Technology LLC as further described in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." At December 28, 2001, $49.9 million of our cash and cash equivalents were held in U.S. Dollar denominated bank deposits and short-term money market instruments. The remainder of our cash balances were denominated in the local currencies of our foreign operations. If cash from operations is not sufficient to fund working capital and operating activities, Seagate Technology LLC has agreed to provide financing to us through a revolving loan agreement. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million and was renewed on July 4, 2001. We had no outstanding borrowings under this agreement as of December 28, 2001.

   Our interest income and expense, will fluctuate depending on fluctuations in Seagate Technology LLC's in-house portfolio yield rate, LIBOR, the general level of interest rates in the United States, our net outstanding loan balance receivable from or payable to Seagate Technology LLC and fluctuations in our cash and cash equivalents balance. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ended December 28, 2001, a 100 basis-point change in interest rates would have resulted in approximately 2% variance in our net income.

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

   We implemented Euro-based transactions effective July 1, 2001 for the participating countries. To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within other comprehensive income (loss). We cannot provide an assurance that foreign currency denominated transactions will continue to be insignificant as revenues from the foreign operations increase or exchange rates fluctuate significantly. We cannot predict the effect of exchange rate fluctuations upon our future operating results. To date, we have not engaged in a foreign currency-hedging program to cover any exposure to which we may be exposed. Sensitivity analysis is used to measure our foreign currency exchange rate risk. For the three months ended December 28, 2001, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business would not have a material effect on our consolidated financial position, earnings or cash flow.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

   Refer to Part I. Financial Information, Note 13(a) to the Consolidated Financial Statements for description of Litigation.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits.

          None

   (b) Reports on Form 8-K

   Crystal Decisions, Inc. did not file any reports on Form 8-K during the three months ended December 28, 2001 with the Securities and Exchange Commission.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2002.

                                          CRYSTAL DECISIONS, INC.
                                          (Registrant)


                                          By:   /s/  GREGORY B. KERFOOT
                                              -------------------------------
                                                    (Gregory B. Kerfoot)
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)


                                          By:       /s/  ERIC PATEL
                                              -------------------------------
                                                        (Eric Patel)
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)