Form 10-Q
period 2002-03-29
CRYSTAL DECISIONS INC
filed 2002-05-13
CIK 1126499

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

                 For the quarterly period ended March 29, 2002

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from: __________ to ___________

                       Commission File Number 000-31859

                               -----------------

                            CRYSTAL DECISIONS, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                              77-0537234
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)

            895 Emerson St.,
         Palo Alto, California
    (Address of principal executive                      94301
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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   On April 26, 2002, 75,846,686 shares of the registrant's common stock, $0.001 par value per share, were issued and outstanding.

================================================================================

                            CRYSTAL DECISIONS, INC.

                                     INDEX

                                                                               Page
                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 29, 2002 and June 29, 2001...   3

         Consolidated Statements of Operations for the Three and Nine Months
           Ended March 29, 2002 and March 30, 2001............................   4

         Consolidated Statements of Cash Flows for the Nine Months Ended March
           29, 2002 and March 30, 2001........................................   5

         Consolidated Statements of Stockholders' Equity for the Nine Months
           Ended March 29, 2002 and for the Year Ended June 29, 2001..........   6

         Notes to Consolidated Financial Statements...........................   7

         Management's Discussion and Analysis of Financial Condition and
Item 2.    Results of Operations..............................................  18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........  40

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................  41

Item 6.  Exhibits and Reports on Form 8-K.....................................  41

SIGNATURES....................................................................  42

Item 1.  Financial Statements (Unaudited)

                            CRYSTAL DECISIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                            March 29, June 29,
                                                              2002    2001(1)
                                                            --------- --------
                     ASSETS (note 10)
Current assets:
   Cash and cash equivalents............................... $ 62,971  $ 34,379
   Loan receivable from Seagate Technology LLC (note 9)....       --     3,429
   Accounts receivable, net................................   36,022    29,551
   Income taxes receivable.................................    2,370     5,468
   Inventories.............................................      456       725
   Prepaid and other current assets........................    4,061     3,115
                                                            --------  --------
       Total current assets................................  105,880    76,667
Capital assets, net........................................   12,557    10,490
Intangibles, net...........................................   12,393    17,969
                                                            --------  --------
       Total assets........................................ $130,830  $105,126
                                                            ========  ========

                        LIABILITIES
Current liabilities:
   Accounts payable........................................ $ 13,885  $ 11,247
   Accrued employee compensation...........................   10,142     8,633
   Accrued expenses........................................   13,287    11,848
   Deferred revenue........................................   34,275    28,154
   Income taxes payable (note 6)...........................   10,327     6,035
                                                            --------  --------
       Total current liabilities...........................   81,916    65,917
Deferred income taxes (note 6).............................    2,305     3,600
                                                            --------  --------
       Total liabilities...................................   84,221    69,517

Commitments and contingencies (note 13)

                   STOCKHOLDERS' EQUITY
Common stock--150,000,000 shares authorized, shares issued
  and outstanding-- 75,816,309 and 75,397,915 at $0.001 par
  value per share as of March 29, 2002 and June 29, 2001...       76        75
Additional paid-in capital.................................   43,753    42,081
Accumulated other comprehensive income (loss)..............      213       (30)
Accumulated retained earnings (deficit)....................    2,567    (6,517)
                                                            --------  --------
       Total stockholders' equity..........................   46,609    35,609
                                                            --------  --------
       Total liabilities and stockholders' equity.......... $130,830  $105,126
                                                            ========  ========

--------
(1) The information in this column was derived from the audited consolidated balance sheet as of June 29, 2001.

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                               For the three months ended For the nine months ended
                                               -------------------------  ------------------------
                                                March 29,     March 30,    March 29,    March 30,
                                                  2002          2001         2002         2001
                                               -----------   -----------  -----------  -----------
Revenues:
   Licensing (note 5)......................... $    36,737   $    28,026  $   100,508  $    76,563
   Maintenance, support and services (note 5).      19,438        15,759       55,288       44,638
                                               -----------   -----------  -----------  -----------
       Total revenues.........................      56,175        43,785      155,796      121,201
Cost of revenues:
   Licensing..................................       1,344         1,619        4,012        3,823
   Maintenance, support and services..........      11,661         9,977       32,370       30,297
   Amortization of developed technologies.....       1,270         1,269        3,809        1,780
                                               -----------   -----------  -----------  -----------
       Total cost of revenues.................      14,275        12,865       40,191       35,900
                                               -----------   -----------  -----------  -----------
Gross profit..................................      41,900        30,920      115,605       85,301
Operating expenses:
   Sales and marketing........................      23,731        18,745       67,675       53,621
   Research and development...................       7,324         7,617       21,065       21,403
   General and administrative (note 5)........       5,932         4,404       15,554       13,893
   Amortization of goodwill and other
     intangibles..............................         589           589        1,768        1,434
   Write-off of in-process research and
     development (note 2).....................          --            --           --        7,073
   Unusual items (note 3).....................          --            --           --        1,851
   Restructuring costs (note 4)...............          --            --           --          573
                                               -----------   -----------  -----------  -----------
       Total operating expenses...............      37,576        31,355      106,062       99,848
                                               -----------   -----------  -----------  -----------
Income (loss) from operations.................       4,324          (435)       9,543      (14,547)
Interest income and other income, net.........         359           375        1,204        1,494
                                               -----------   -----------  -----------  -----------
Income (loss) before income taxes.............       4,683           (60)      10,747      (13,053)
Benefit from (provision for) income taxes
  (note 6)....................................        (660)       (1,486)      (1,663)       1,020
                                               -----------   -----------  -----------  -----------
Net income (loss)............................. $     4,023   $    (1,546) $     9,084  $   (12,033)
                                               ===========   ===========  ===========  ===========
Net income (loss) per share (note 7):
   Basic and diluted.......................... $      0.05   $     (0.02) $      0.12  $     (0.16)
                                               ===========   ===========  ===========  ===========
   Weighted average number of shares used in
     basic net income (loss) per share
     calculation:.............................  75,619,789    75,314,983   75,518,194   75,208,923
                                               ===========   ===========  ===========  ===========
   Weighted average number of shares used in
     diluted net income (loss) per share
     calculation:.............................  76,738,690    75,314,983   75,978,618   75,208,923
                                               ===========   ===========  ===========  ===========

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                       For the
                                                                  nine months ended
                                                                 ------------------
                                                                 March 29, March 30,
                                                                   2002      2001
                                                                 --------- ---------
Operating activities
Net income (loss)...............................................  $ 9,084  $(12,033)
Adjustments to reconcile net income (loss) to net cash and
  cash equivalents from operating activities:
   Depreciation and amortization................................    9,321     6,325
   Bad debt expense.............................................      554       317
   Deferred income tax expense (recovery).......................   (1,296)      474
   Stock based compensation expense on Sale of Seagate
     Technology (note 3)........................................       --     1,851
   Write-off of in-process research and development (note 2)....       --     7,073
Changes in operating assets and liabilities:
   Accounts receivable..........................................   (6,954)  (10,869)
   Income taxes receivable......................................    3,098     5,910
   Income taxes receivable from Seagate Technology LLC..........       --    (3,978)
   Inventories..................................................      269      (140)
   Prepaid and other current assets.............................     (946)      733
   Accounts payable.............................................    2,689     1,870
   Accrued employee compensation................................    1,509     4,185
   Accrued expenses.............................................    1,463      (838)
   Deferred revenue.............................................    6,154     7,498
   Income taxes payable.........................................    4,292        --
                                                                  -------  --------
       Net cash and cash equivalents provided by operating
         activities.............................................   29,237     8,378
                                                                  -------  --------
Investing activities
Acquisition of capital assets...................................   (6,015)   (7,188)
                                                                  -------  --------
       Net cash and cash equivalents used in investing
         activities.............................................   (6,015)   (7,188)
                                                                  -------  --------
Financing activities
Issuance of common stock and common stock subject to
  repurchase....................................................    1,673     1,493
Net borrowings from Seagate Technology LLC (note 9).............     (871)     (448)
Payment from Seagate Technology LLC on revolving loan
  receivable (note 9)...........................................    4,300        --
                                                                  -------  --------
       Net cash and cash equivalents provided by financing
         activities.............................................    5,102     1,045
Effect of exchange rate changes on cash and cash equivalents....      268      (450)
                                                                  -------  --------
Increase in cash and cash equivalents...........................   28,592     1,785
Cash and cash equivalents at the beginning of the period........   34,379     3,621
                                                                  -------  --------
Cash and cash equivalents at the end of the period..............  $62,971  $  5,406
                                                                  =======  ========

                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the nine months ended March 29, 2002 and for the year ended June 29, 2001
                       (In thousands, except share data)
                                  (Unaudited)

                                                                        Accumulated  Accumulated
                                            Common Stock    Additional     Other      Retained
                                          -----------------  Paid-In   Comprehensive  Earnings
                                            Shares   Amount  Capital   Income (Loss)  (Deficit)   Total
                                          ---------- ------ ---------- ------------- ----------- --------
Balance at June 30, 2000................. 75,002,050  $75   $ 407,893      $(167)     $(384,688) $ 23,113
Components of comprehensive (loss):
  Foreign currency translation gain......                                     46                       46
  Net loss...............................                                               (11,469)  (11,469)
                                                                                                 --------
  Comprehensive loss.....................                                                         (11,423)
Issuance of common stock eligible for
 repurchase..............................    225,000              900                                 900
Income tax benefit from Seagate
 Technology stock option exercises.......                          33                                  33
Compensation expense for Seagate
 Technology Stock Options (note 3).......                       1,851                               1,851
Elimination of accumulated deficit and
 other comprehensive loss................                    (389,731)        91        389,640        --
Push down adjustments reflecting new
 bases of net assets.....................                      20,452                              20,452
Issuance of common stock upon exercise of
 stock options...........................    170,865              683                                 683
                                          ----------  ---   ---------      -----      ---------  --------
Balance at June 29, 2001................. 75,397,915  $75   $  42,081      $ (30)     $  (6,517) $ 35,609
Components of comprehensive income:
  Foreign currency translation gain......                                    243                      243
  Net income.............................                                                 9,084     9,084
                                                                                                 --------
  Comprehensive income...................                                                           9,327
Issuance of common stock upon exercise of
 stock options (note 7)..................    418,394    1       1,672                               1,673
                                          ----------  ---   ---------      -----      ---------  --------
Balance at March 29, 2002................ 75,816,309  $76   $  43,753      $ 213      $   2,567  $ 46,609
                                          ==========  ===   =========      =====      =========  ========


                See notes to consolidated financial statements.

                            CRYSTAL DECISIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)

1.  Description of Business and Basis of Presentation

  Description of Business

   Crystal Decisions, Inc. ("Crystal Decisions" or the "Company") is an information management company that creates software products and provides services for reporting, analysis and information delivery. Crystal Decisions develops, markets and supports an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. The Company believes its solutions provide direct and rapidly achieved benefits including improved decision making, lower overall information technology costs and better business performance. Crystal Decisions operates in a broad industry segment that is often referred to as "business intelligence". The Company's products, commonly referred to as business intelligence software, permit the analysis and interpretation of data in order to make business decisions.

   Crystal Decisions is incorporated in Delaware and is headquartered in Palo Alto, California.

   Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation ("Suez Software"), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation ("New SAC"), whose predecessor was Seagate Technology, Inc. ("Seagate Technology"). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. ("Seagate Software Holdings", formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology. The minority interests in the Company's capital stock amounted to approximately 15.6% and 13.0% on a fully converted basis as of March 29, 2002 and June 29, 2001, respectively. These minority interests are comprised of the Company's outstanding common stock held by current and former employees and non-employee directors of the Company, as well as the outstanding unexercised options granted to purchase the Company's common stock.

  Basis of Presentation

   The consolidated financial statements of Crystal Decisions have been prepared by the Company in accordance with United States ("U.S.") generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim financial statements should be read in conjunction with the annual consolidated and combined financial statements and related notes of the Company in the Annual Report on Form 10-K for the fiscal year ended June 29, 2001 as filed with the SEC on September 27, 2001.

   The consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting of normal recurring items) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 29, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 2002.

   As further described in Note 12 to these financial statements, the adoption of EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), has resulted in a reclassification of out-of-pocket reimbursable expenses and an increase in both maintenance, support and services revenues and cost of maintenance, support and services revenues in the amounts of $488,000 and $791,000 for the three and nine months ended March 29, 2002, respectively, and $191,000 and $558,000 for the three and nine months ended March 30, 2001, respectively.

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)


   Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2001 ended on June 29, 2001 and comprised 52 weeks. Fiscal 2002 will be a 52-week period and will end on June 28, 2002. The three-month periods ended March 29, 2002 and March 30, 2001 were each comprised of 13 weeks of activity.

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

   The purchase of Crystal Decisions' outstanding common stock by New SAC resulted in a change in control of Crystal Decisions. Under rules and regulations promulgated by the SEC, because more than 95% of Crystal Decisions was acquired on November 22, 2000 and a change of ownership occurred, Crystal Decisions restated all its assets and liabilities in the financial statements as of November 22, 2000 on a "push down" accounting basis. Accordingly, results of operations prior to November 22, 2000, and specifically the comparative information to November 22, 2000, do not reflect these adjustments.

  Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

   The New SAC Transaction constituted a purchase transaction of Seagate Technology and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price paid by New SAC was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including Crystal Decisions, based on their fair values at the date of the closing of the New SAC Transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the New SAC Transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resulting negative goodwill was allocated to the long-lived tangible and intangible assets, including those of Crystal Decisions, on the basis of relative fair values. This allocation reduced the recorded amounts of these assets at November 22, 2000 by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals.

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

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)


   The following describes the impact of push down accounting on the Company's results:

  . Revenues. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were approximately $0 and $128,000 lower for the three and nine months ended March 29, 2002, respectively, and $590,000 and $898,000 lower for the three and nine months ended March 30, 2001, respectively, than they would have been had the push down adjustments not occurred.

  . Depreciation and amortization. Capital assets were reduced by $4.3 million on November 22, 2000, as a result of the allocation of negative goodwill to the Company's long-lived tangible assets. Consequently, approximately $312,000 and $587,000 less of depreciation expense was recorded for the three months ended March 29, 2002 and March 30, 2001, respectively, than would have been recorded had the push down adjustments not occurred. Approximately $1.2 million and $792,000 less of depreciation expense was recorded for the nine months ended March 29, 2002 and March 30, 2001, respectively, than would have been recorded had the push down adjustments not occurred.

      In addition, the recording of the incremental fair value of the intangibles from the push down adjustments resulted in additional amortization expense. This amortization expense approximated $1.4 million for each of the three months ended March 29, 2002 and March 30, 2001, and $4.3 million and $1.9 million for the nine months ended March 29, 2002 and March 30, 2001, respectively.

  . In-process research and development. In-process research and development of $7.1 million was expensed on November 23, 2000, during the nine months ended March 30, 2001. The Company did not incur any such charges during the three or nine months ended March 29, 2002.

   In connection with New SAC's purchase of the operating assets of Seagate Technology, including Crystal Decisions, New SAC recorded a valuation allowance for deferred tax assets. The deferred tax assets subject to the valuation allowance were based on the excess of tax bases over the fair values of acquired property, plant and equipment, and liabilities assumed for which New SAC and Crystal Decisions expect to receive tax deductions in federal and state returns in future periods. The realization of the tax benefits for the federal and state deferred tax assets subject to a valuation allowance will depend primarily on New SAC's and Crystal Decisions ability to generate sufficient taxable income in the United States in future periods, the timing and the amount of which are uncertain. New SAC and Crystal Decisions are currently in the process of evaluating and updating their forecasts of projected domestic taxable income to determine the amount of deferred tax assets that management believes would be more likely than not realizable. New SAC and Crystal Decisions anticipate that this process will be complete in the fourth quarter of fiscal 2002. It is anticipated that the tax benefits of the deferred tax assets when realized will first result in a reduction of the values of the intangible assets recorded in the New SAC Transaction, including those recorded in the push down adjustments to Crystal Decisions. Any excess tax benefit over the carrying value of the intangible assets would then be realized as a reduction of future income tax expense in the period the tax benefits are realized.

3.  Unusual Items

  Compensation Expense for Seagate Technology Stock Options on Sale of Seagate Technology

   On November 22, 2000, the date of the closing of the New SAC Transaction, vesting of Seagate Technology options were accelerated and net exercised for merger consideration of 0.4465 shares of VERITAS Software Corporation ("VERITAS") and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Seagate Technology. At November 22, 2000,

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)

options to purchase 51,500 shares of Seagate Technology common stock were held by certain Crystal Decisions employees. As a result, the Company recorded approximately $1.9 million of compensation expense attributable to its employees as a capital contribution from Seagate Technology. The compensation expense is recorded as an unusual item in the statement of operations for the nine months ended March 30, 2001.

4.  Restructuring Costs

   During the three months ended September 29, 2000, Crystal Decisions incurred $573,000 of restructuring charges. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer locations. The charges were primarily comprised of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At March 29, 2002, no amounts remained outstanding.

5.  Related Party Transactions

   During the three months ended December 29, 2000, Crystal Decisions signed a software license agreement (the "License Agreement") with Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use its business intelligence software and maintenance and support services. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions' established list price. During the three and nine months ended March 29, 2002, respectively, Crystal Decisions recognized approximately $0 and $151,000 of licensing revenues from the License Agreement. At December 28, 2001, all of the license revenues had been recognized with no amounts remaining as deferred revenue. The License Agreement provides for the renewal of the maintenance and support services contract, which was renewed during the three months ended December 28, 2001. Revenues will be recognized ratably over the term of the contract, which is one year. In addition, the License Agreement provided for consulting services in connection with the licensed programs. Crystal Decisions earned approximately $0 and $30,000 for the three and nine months ended March 29, 2002, respectively, and $65,000 and $259,000 for the three and nine months ended March 30, 2001, respectively. These amounts reflect the reclass of out-of-pocket reimbursements received in accordance with EITF 01-14 as explained in Note 12. As of March 29, 2002, there were no amounts outstanding from Seagate Technology included in accounts receivable.

   Seagate Technology LLC, an indirect subsidiary of New SAC, provides various taxation, administrative, accounting and similar corporate and managerial services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. The amount of corporate expense charges depends upon the total amount of allocable costs incurred by Seagate Technology LLC on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology LLC's corporate general and administrative departmental managers. Management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Crystal Decisions has continued to decrease the level of transactions with Seagate Technology LLC and expects that overall the charges will be less for fiscal 2002 as compared to fiscal 2001. Amounts charged to Crystal Decisions general and administrative expense were $139,000 and $489,000 for the three months ended March 29, 2002 and March 30, 2001, respectively, and $712,000 and $911,000 for the nine months ended March 29, 2002 and March 30, 2001, respectively. Since December 2001, these balances have included a quarterly charge of $25,000 for consulting and advisory fees that are paid on our behalf by Seagate Technology LLC to Silver Lake Partners, Texas Pacific

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)

Group and August Capital. Management believes Seagate Technology LLC charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party. See notes 6 and 9 for other related party transactions.

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

   Crystal Decisions recorded a tax provision of $660,000 and $1.7 million, respectively, for the three and nine months ended March 29, 2002, compared to a tax provision of $1.5 million and a tax benefit of $1.0 million, respectively, for the three and nine months ended March 30, 2001. A valuation allowance has been provided against the deferred tax assets arising from temporary differences and operating losses carried forward due to the uncertainty of their realizability. The tax benefit for the nine months ended March 30, 2001 reflects the benefits recorded during the period under the Tax Allocation Agreement that Crystal Decisions had with Seagate Technology.

   The effective rate used to record income tax expense for the three and nine months ended March 29, 2002 was less than the U.S. federal statutory tax rate primarily due to (1) operating in foreign jurisdictions which have differing tax treatments as compared to the United States, (2) the current reversal of previously taxed deferred revenue, and (3) the utilization of a net operating loss carry forward.

7.  Net Income (Loss) Per Share

   Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each of the periods presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent stock outstanding during each of the periods presented assuming exercise of options to purchase common stock. Common equivalent stock consists of shares issuable upon the exercise of stock options using the treasury stock method. The incremental shares included as common equivalent stock results from the weighted average fair market values of stock options being in excess of the exercise prices of stock options outstanding for the three and nine months ended March 29, 2002. Options to purchase common stock were excluded from the computation of diluted net income (loss) per share for the three and nine months ended March 30, 2001, as their effect is not dilutive.

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)


   Below is a reconciliation of the numerator and denominator used to calculate net income (loss) per share (in thousands, except share and per share data).

                                                       For the three months ended For the nine months ended
                                                       -------------------------  ------------------------
                                                        March 29,     March 30,    March 29,    March 30,
                                                          2002          2001         2002         2001
                                                       -----------   -----------  -----------  -----------
Basic net income (loss) per share computation:
   Numerator:
       Net income (loss).............................. $     4,023   $    (1,546) $     9,084  $   (12,033)
                                                       ===========   ===========  ===========  ===========
   Denominator:
       Weighted average number of common shares
         outstanding..................................  75,619,789    75,314,983   75,518,194   75,208,923
                                                       ===========   ===========  ===========  ===========
Net income (loss) per share--basic.................... $      0.05   $     (0.02) $      0.12  $     (0.16)
                                                       ===========   ===========  ===========  ===========
Diluted net income (loss) per share computation:
   Numerator:
       Net income (loss).............................. $     4,023   $    (1,546) $     9,084  $   (12,033)
                                                       ===========   ===========  ===========  ===========
   Denominator:
       Weighted average number of common shares
         outstanding..................................  75,619,789    75,314,983   75,518,194   75,208,923
       Dilutive effect of stock options under the
         treasury stock method........................   1,118,901            --      460,424           --
                                                       ===========   ===========  ===========  ===========
       Weighted average number of common shares
         outstanding on diluted basis.................  76,738,690    75,314,983   75,978,618   75,208,923
                                                       ===========   ===========  ===========  ===========
Net income (loss) per share--diluted.................. $      0.05   $     (0.02) $      0.12  $     (0.16)
                                                       ===========   ===========  ===========  ===========

   As of March 29, 2002 and March 30, 2001, respectively, the total number of outstanding options to purchase common stock was 13,012,285 and 10,687,004. During the three and nine months ended March 29, 2002, respectively, Crystal Decisions issued 308,404 and 418,394 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan.

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

                                                        For the             For the
                                                  three months ended   nine months ended
                                                  ------------------  ------------------
                                                  March 29, March 30, March 29, March 30,
                                                    2002      2001      2002      2001
                                                  --------- --------- --------- ---------
Net income (loss)................................  $4,023    $(1,546)  $9,084   $(12,033)
Foreign currency translation gains (losses)......     (81)       226      243        300
                                                   ------    -------   ------   --------
   Comprehensive income (loss)...................  $3,942    $(1,320)  $9,327   $(11,733)
                                                   ======    =======   ======   ========

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)


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

   During the three months ended June 29, 2001, Seagate Technology LLC repaid $31.0 million of the balance receivable under the Revolving Loan Agreement, thereby decreasing the receivable balance to $3.4 million. During the three months ended September 28, 2001, Seagate Technology LLC repaid the remaining portion of the receivable balance under the Revolving Loan Agreement. At March 29, 2002, there was no balance receivable or payable under the Revolving Loan Agreement by Crystal Decisions or Seagate Technology LLC.

   Although Crystal Decisions incurred net losses during the three-year period ended June 29, 2001, the Company generated net income for the three and nine months ended March 29, 2002 and had positive cash flow for fiscal 2001 and the three and nine months ended March 29, 2002. Management believes that the Company's combined sources of financing including current cash and cash equivalent balances, available borrowings from Seagate Technology LLC under the Revolving Loan Agreement, and cash flows generated from the Company's operations, will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Should Crystal Decisions require additional financing that is not available from Seagate Technology LLC at terms that are satisfactory to Crystal Decisions, Crystal Decisions may seek additional equity and financing from other sources, subject to concurrence by the lenders who financed the New SAC Transaction. As described in Note 10, as part of the closing of the New SAC Transaction, Crystal Decisions guaranteed the debt used to finance the New SAC Transaction and pledged a majority of its assets. As a result of restrictive covenants under the agreements as described in Note 10, the ability of Crystal Decisions to raise additional debt or equity from other sources may be limited.

10.  Debt Guarantees and Pledge of Assets

  Senior Secured Credit Facilities

   On the closing of the New SAC Transaction, New SAC entered into a credit agreement for senior credit facilities with a syndicate of banks and other financial institutions (the "Credit Agreement"). The senior credit facilities negotiated under the Credit Agreement provide senior secured financing of up to $900.0 million, consisting of:

  . a $200.0 million revolving credit facility for general corporate purposes, with a sub-limit of $100.0 million for letters of credit, which will terminate in November 2005;

  . a $200.0 million term loan A facility due in scheduled installments with a maturity of November 2005; and

  . a $500.0 million term loan B facility due in scheduled installments with a maturity of November 2006.

   New SAC did not borrow under the revolving credit facility to fund the purchase price of the New SAC Transaction. At March 29, 2002, approximately $150.5 million of the revolving credit facility was available and approximately $49.5 million of existing letters of credit were outstanding.

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)


   New SAC drew the full amount of the term loan A facility and the term loan B facility on the closing of the New SAC Transaction to finance the acquisition of Seagate Technology's operating assets, including Crystal Decisions. Of the $700.0 million of outstanding loans under the term loan A and B facilities, $672.5 million remained outstanding at March 29, 2002, as a result of total debt repayments of $27.5 million by New SAC. The amounts are repayable in semi-annual payments due as follows (in thousands):

      Fiscal
      ------
      2003.......................................................   40,000
      2004.......................................................   50,000
      2005.......................................................   60,000
      2006.......................................................  285,000
      Thereafter.................................................  237,500
                                                                  --------
         Total................................................... $672,500
                                                                  ========

   The loans bear interest at variable rates dependent upon market interest rates and the nature of the borrowings, as well as the consolidated financial position of New SAC at applicable measurement dates. The average interest rates being charged under these borrowings from the date of the New SAC Transaction, November 22, 2000, ranged from 4.38% (LIBOR plus 2.5%) to 9.69% (LIBOR plus 3%).

   New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis under term loan A and term loan B (the "Term Loans"). In addition, the majority of New SAC's and certain of its subsidiaries' assets, including certain of Crystal Decisions' assets and its capital stock, have been pledged under the Credit Agreement. New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain covenants under the Term Loans including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Further, Crystal Decisions, as part of the consolidated group, is subject to certain financial covenants, which are assessed on the consolidated operating results and financial position of New SAC and its subsidiaries.

   The Credit Agreement provides for the release of Crystal Decisions from its guarantee obligations and its asset pledge upon an approved transfer or sale of Crystal Decisions' common stock, or an initial public offering of at least 10%, on a fully diluted basis, of Crystal Decisions' voting common stock.

  Senior Subordinated Notes

   In connection with the closing and financing of the New SAC Transaction, Seagate Technology International, which is an indirect subsidiary of New SAC, issued unsecured senior subordinated notes (the "Notes") under an Indenture dated November 22, 2000, at a discount to the aggregate principal amount of $210.0 million, for gross proceeds of approximately $201.0 million. The Notes mature on November 15, 2007 and bear interest payable semi-annually at a rate of 12.5% per annum. New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, are guarantors on a joint and several, whole and unconditional basis, of the Notes. In addition, New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, have agreed to certain restrictive covenants under the terms of these Notes including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations. Crystal Decisions may be released from its guarantee

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)

obligation if there are certain sales of its capital stock, including an initial public offering, but would remain subject to the restrictive covenants of the Indenture until Crystal Decisions and its subsidiaries are no longer subsidiaries of New SAC or are deemed no longer to be subject to the restrictive covenants.

   New SAC will not require Crystal Decisions' cash flow to be used to service the obligations pursuant to the senior secured credit facilities and the senior subordinated notes. The Company believes that none of its guarantee obligations or its asset pledge under the Term Loans or its guarantee obligations under the Indenture are likely to be invoked. Accordingly, the accompanying financial statements do not reflect any of the proportionate debt and interest charges related to the New SAC Transaction.

11.  Business Segment and Geographic Information

   Crystal Decisions operates in a single industry segment--information management software. Crystal Decisions' products and services are sold worldwide, through direct and indirect methods. Within the segment, the chief operating decision maker, Crystal Decisions' chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by distribution channels.

Product and services revenues (in thousands):
                                                  For the three months ended For the nine months ended
                                                  -------------------------- -------------------------
                                                   March 29,      March 30,   March 29,     March 30,
                                                     2002           2001        2002          2001
                                                  ---------       ---------  ---------     ---------
  Licensing......................................  $36,737         $28,026   $100,508      $ 76,563
  Maintenance, support and services..............   19,438          15,759     55,288        44,638
                                                   -------         -------   --------      --------
     Total revenues..............................  $56,175         $43,785   $155,796      $121,201
                                                   -------         -------   --------      --------

Geographic revenues (in thousands) (1):
                                                  For the three months ended For the nine months ended
                                                  -------------------------- -------------------------
                                                   March 29,      March 30,   March 29,     March 30,
                                                     2002           2001        2002          2001
                                                  ---------       ---------  ---------     ---------
  United States..................................  $38,324         $27,290   $105,929      $ 81,558
  Europe.........................................   11,529           8,911     29,624        23,121
  Other (2)......................................    6,322           7,584     20,243        16,522
                                                   -------         -------   --------      --------
     Total revenues..............................  $56,175         $43,785   $155,796      $121,201
                                                   =======         =======   ========      ========

Channel revenues (in thousands):
                                                  For the three months ended For the nine months ended
                                                  -------------------------- -------------------------
                                                   March 29,      March 30,   March 29,     March 30,
                                                     2002           2001        2002          2001
                                                  ---------       ---------  ---------     ---------
  Direct.........................................  $35,478         $28,012   $103,746      $ 75,634
  Indirect (3)...................................   20,697          15,773     52,050        45,567
                                                   -------         -------   --------      --------
     Total revenues..............................  $56,175         $43,785   $155,796      $121,201
                                                   =======         =======   ========      ========

--------
(1) Revenues are attributed to geographic locations based on the location of the customer.
(2) Other includes Canada and the Asia Pacific region.
(3) Includes distributors and original equipment manufacturers.

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)


   During the three months ended March 29, 2002 and March 30, 2001, respectively, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for a total of $5.6 million and $5.9 million in revenues. During the nine months ended March 29, 2002 and March 30, 2001, respectively, revenues from Ingram accounted for $16.2 million and $22.4 million. Revenues from Ingram accounted for 10% or more of total revenues in each period. No other customer accounted for 10% or more of the Company's total revenues during these periods. In addition, no one foreign country comprised more than 10% of total revenues for the three and nine months ended March 29, 2002 or March 30, 2001.

12.  Recent Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting for business combinations and includes new criteria for recognizing intangibles separately from goodwill. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are deemed to have a definite life will continue to be amortized over their estimated useful life. The Company is still assessing the impact of these Statements on its consolidated financial position, results of operations and cash flows.

   In October 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company is still assessing the impact of this Statement but it does not expect that it will have a material impact on its consolidated financial position, results of operations or cash flows.

   In January 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14") (formerly EITF Abstracts Topic No. D-103, issued in November 2001). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations as opposed to a reduction of expenses incurred. EITF 01-14 is effective for financial reporting periods beginning after December 15, 2001. Crystal Decisions adopted EITF 01-14 effective December 29, 2001. The Company now records out-of-pocket expense reimbursements as revenue versus a reduction of costs of revenues incurred. Comparative financial statements from prior periods have been reclassified. The adoption of EITF 01-14 has not affected net income (loss) in any past or current periods.

13.  Commitments and Contingencies

  (a) Litigation

   On November 10, 1997, Vedatech Corporation ("Vedatech") commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The original pleading alleged a breach of an oral agreement and infringement of

                            CRYSTAL DECISIONS, INC.

 (Information for the three and nine months ended March 29, 2002 and March 30,
                              2001 is unaudited)

Vedatech's U.K. copyright in one of Crystal Decisions' products and sought monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. Crystal Decisions has hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account Crystal Decisions' counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to U.S. $200,000, Crystal Decisions has offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The liability phase of the trial concluded on March 7, 2002 and the court's ruling is expected by the end of May 2002. The quantum phase will follow (if required). Crystal Decisions presented defenses to all the causes of action, including the claim for quantum meruit. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on the liquidity, financial position or results of operations of the Company. The outcome of this matter and amount of related claims remains indeterminable at this time.

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

   As part of the New SAC Transaction, New SAC, Seagate Technology and Crystal Decisions agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with Seagate Technology's operating assets, including those of Crystal Decisions. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology, including Crystal Decisions, were required to indemnify VERITAS and its affiliates for any liability for taxes of Seagate Technology and the subsidiaries of Seagate Technology, including Crystal Decisions, acquired by New SAC, in excess of an amount deposited into an escrow account by VERITAS. VERITAS deposited $150.0 million in an escrow account. This amount may be withdrawn by New SAC to satisfy these tax liabilities, including those of Crystal Decisions and its subsidiaries. New SAC is responsible for any liabilities in excess of $150.0 million.

  (c) Enterprise Resource Planning System

   During the three months ended March 29, 2002, Crystal Decisions entered into a series of agreements for the purchase and implementation of a global enterprise resource planning system. During the three months ended March 29, 2002, the Company recorded approximately $1.2 million of costs as capital assets related to the purchase of this system. Management has estimated that the majority of costs will be incurred by the end of fiscal 2003.

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

   Except for historical information, the discussion in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Risk Factors" in this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

   We are an information management company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. We believe our solutions provide direct and rapidly achieved benefits including improved decision making, lower overall information technology costs and better business performance. We operate in a broad industry segment that is commonly referred to as "business intelligence". We believe our products meet an extensive range of data-centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, on-line analytical processing ("OLAP") reporting, analytic application development and packaged analytic applications. We sell our products through our direct sales force and certain indirect sales channels, such as distributor and original equipment manufacturer ("OEM") relationships.

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

   New SAC acquired 75,001,000 shares, or 99.7%, of Crystal Decisions' outstanding common stock on November 22, 2000, with the remaining outstanding common stock at that date being held by current and former employees and non-employee directors of the Company. The minority interests in our capital stock amounted to approximately 15.6% and 13.0% on a fully converted basis as of March 29, 2002 and June 29, 2001, respectively. These minority interests are comprised of the company's outstanding common stock held by current and former employees and non-employee directors of the Company, as well as the outstanding unexercised options granted to purchase our common stock.

   We were incorporated in Delaware in August 1999. Our headquarters are located at 895 Emerson St., Palo Alto, California 94301. Our telephone number is (650) 838-7410.

   We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2001 ended on June 29, 2001 and comprised 52 weeks. Fiscal 2002 will be a 52-week period and will end on June 28, 2002. The three-month periods ended March 29, 2002 and March 30, 2001 were each comprised of 13 weeks of activity.

Change in Control of Crystal Decisions, Inc.

   Under rules and regulations promulgated by the SEC, because more than 95% of our company was acquired and a change of ownership occurred, we restated all our assets and liabilities as of November 22, 2000 on a "push down" accounting basis. Accordingly, our results of operations prior to November 22, 2000, and specifically the comparative information to November 22, 2000, do not reflect these adjustments.

  Sale of Seagate Technology

   Under the Stock Purchase Agreement, New SAC agreed to purchase for $1.840 billion cash, including transaction costs of $25.0 million, substantially all of the operating assets of Seagate Technology and its consolidated subsidiaries, including Seagate Technology's rigid disc drive, storage area network, removable tape storage solutions, and information management software businesses and operations, including our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS
Software Corporation ("VERITAS") common stock then held by Seagate Software Holdings, Inc. ("Seagate Software Holdings") and Seagate Technology's equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products
N.V. In addition, under the Stock Purchase Agreement, wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

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

   The tax allocation agreement we had with Seagate Technology was terminated on November 22, 2000, and we no longer file income tax returns on a consolidated basis with Seagate Technology. Therefore, Seagate Technology will not benefit from nor will it reimburse us pursuant to the tax allocation agreement for tax losses that we sustain subsequent to consummation of the New SAC Transaction. In prior periods, we received substantial cash payments from our tax losses utilized by Seagate Technology. As a result of the termination of the tax allocation agreement, we may not be able to convert any future tax losses into cash.

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

   The accounting for the New SAC Transaction has been "pushed down" to our financial statements. The consolidated statements of operations and cash flows do not reflect the restatement of assets and liabilities as at November 22, 2000 caused by the push down of the New SAC Transaction. As a result of the New SAC Transaction and the push down accounting, our results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

   The following describes the impact of push down accounting on our results:

  . Revenues. Deferred revenues were revalued at the transaction date and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were approximately $0 and $128,000 lower for the three and nine months ended March 29, 2002, respectively, and $590,000 and $898,000 lower for the three and nine months ended March 30, 2001, respectively, than they would have been had the push down adjustments not occurred.

  . Depreciation and amortization. Capital assets were reduced by $4.3 million on November 22, 2000, as a result of the allocation of negative goodwill to our long-lived tangible assets. Consequently, we recorded approximately $312,000 and $587,000 less of depreciation expense for the three months ended March 29, 2002 and March 30, 2001, respectively, than would have been recorded had the push down adjustments not occurred. We recorded approximately $1.2 million and $792,000 less of depreciation expense for the nine months ended March 29, 2002 and March 30, 2001, respectively, than we would have recorded had the push down adjustments not occurred.

      In addition, we recorded additional amortization expense of approximately $1.4 million and $4.3 million for the three and nine months ended March 29, 2002, respectively, resulting from the recording of the incremental fair value of intangibles from the push down adjustments. This amount was $1.4 million and $1.9 million for the three and nine months ended March 30, 2001.

  . In-process research and development. We expensed $7.1 million of IPR&D on November 23, 2000, during the nine months ended March 30, 2001. We did not incur any such charges during the three or nine months ended March 29, 2002.

   In connection with New SAC's purchase of the operating assets of Seagate Technology, including our company, New SAC recorded a valuation allowance for deferred tax assets. The deferred tax assets subject to the valuation allowance were based on the excess of tax bases over the fair values of acquired property, plant and equipment, and liabilities assumed for which New SAC and our company expect to receive tax deductions in federal and state returns in future periods. The realization of the tax benefits for the federal and state deferred tax assets subject to a valuation allowance will depend primarily on New SAC's and our company's ability to generate sufficient taxable income in the United States in future periods, the timing and the amount of which are uncertain. New SAC and our company are currently in the process of evaluating and updating their forecasts of projected domestic taxable income to determine the amount of deferred tax assets that management believes would be more likely than not realizable. New SAC and our company anticipate that this process will be complete in the fourth quarter of fiscal 2002. We anticipate that the tax benefits of the deferred tax assets when realized will first result in a reduction of the values of the intangible assets recorded in the New SAC Transaction, including those recorded in the push down adjustments to our company. Any excess tax benefit over the carrying value of the intangible assets would then be realized as a reduction of future income tax expense in the period the tax benefits are realized.

Results of Operations

   The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                             For the             For the
                                                       three months ended   nine months ended
                                                       ------------------  ------------------
                                                       March 29, March 30, March 29, March 30,
                                                         2002      2001      2002      2001
                                                       --------- --------- --------- ---------
Revenues:
   Licensing..........................................     65%       64%       65%       63%
   Maintenance, support and services..................     35%       36%       35%       37%
                                                          ---       ---       ---       ---
       Total revenues.................................    100%      100%      100%      100%
                                                          ---       ---       ---       ---
Cost of revenues:
   Licensing..........................................      2%        4%        3%        3%
   Maintenance, support and services..................     21%       22%       21%       25%
   Amortization of developed technologies.............      2%        3%        2%        2%
                                                          ---       ---       ---       ---
       Total cost of revenues.........................     25%       29%       26%       30%
                                                          ---       ---       ---       ---
Gross profit..........................................     75%       71%       74%       70%
Operating expenses:
   Sales and marketing................................     42%       43%       43%       44%
   Research and development...........................     13%       17%       14%       18%
   General and administrative.........................     11%       10%       10%       11%
   Amortization of goodwill and other intangibles.....      1%        1%        1%        1%
   Write-off of in-process research and development...      0%        0%        0%        6%
   Unusual items......................................      0%        0%        0%        2%
   Restructuring costs................................      0%        0%        0%        0%
                                                          ---       ---       ---       ---
       Total operating expenses.......................     67%       71%       68%       82%
                                                          ===       ===       ===       ===

  Revenues

   Total revenues were $56.2 million for the three months ended March 29, 2002, an increase of $12.4 million, or 28%, from $43.8 million for the three months ended March 30, 2001. Total revenues were $155.8 million for the nine months ended March 29, 2002, an increase of $34.6 million, or 29%, from $121.2 million for the nine months ended March 30, 2001. In each period presented, a majority of our revenues were derived from licensing fees for our products. We also derive revenues from services that support our products such as maintenance, consulting, training and technical support. We anticipate that license fees will continue to represent the majority of our revenues for the foreseeable future.

   The increase in total revenues was primarily attributable to increases in revenues from our direct sales channels for both the three and nine months ended March 29, 2002, compared to the corresponding periods in the prior fiscal year. In addition, we increased revenue from our indirect sales channels, mainly through revenues earned through new and existing strategic partnerships. While we expect our revenues will continue to grow and we believe that the current demand for our solutions is strong, the current economic environment and the slowing global economy have resulted in a decline in information technology spending. We believe that this decline may cause our customers and prospective customers to significantly decrease or delay spending on information technology. As a result, we may not be able to maintain the revenue growth rates we have previously achieved.

   The adoption of EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), resulted in a reclassification of out-of-pocket reimbursable expenses and an increase in both maintenance, support and services revenues and cost of maintenance, support and services revenues in the amounts of $488,000 and $791,000 for the three and nine months ended March 29, 2002, respectively, and $191,000 and $558,000 for the three and nine months ended March 30, 2001, respectively.

   During the three months ended March 29, 2002 and March 30, 2001, respectively, revenues from a third-party customer, Ingram Micro, Inc. ("Ingram"), accounted for a total of $5.6 million and $5.9 million of revenues. During the nine months ended March 29, 2002 and March 30, 2001, respectively, revenues from Ingram accounted for $16.2 million and $22.4 million of total revenues. The primary reason for the decrease during the nine-month period was the realignment of one of our products from this channel environment to a direct sales environment. In all periods, revenues from Ingram accounted for 10% or more of total revenues. No other customer accounted for 10% or more of our total revenues during these periods.

   Licensing revenues. Licensing revenues consist of license fees for our products. License revenues were $36.7 million for the three months ended March 29, 2002, an increase of $8.7 million, or 31%, from $28.0 million for the three months ended March 30, 2001. Licensing revenues were $100.5 million for the nine months ended March 29, 2002, an increase of $23.9 million, or 31%, from $76.6 million for the nine months ended March 30, 2001. The increase in licensing revenues was primarily attributable to an increase in the size and productivity of our direct sales force. In addition, the release of our Crystal 8 suite of products including Crystal Enterprise 8.0 and Crystal Reports 8.5 have continued to result in increased revenues and contribute to the overall revenue growth in the three and nine months ended March 29, 2002. Our direct sales force continued to grow our customer base, while continuing to make additional sales to our existing customers. In addition, the continued development of our strategic and OEM partnerships has helped us to increase licensing revenues compared to the prior fiscal periods.

   Maintenance, support and services revenues. Our maintenance, support and services revenues consist of revenues from maintenance related to our products, consulting services, training activities and technical support. Maintenance, support and services revenues were $19.4 million for the three months ended March 29, 2002, an increase of $3.6 million, or 23%, from $15.8 million for the three months ended March 30, 2001. Maintenance, support and services revenues were $55.3 million for the nine months ended March 29, 2002, an increase of $10.7 million, or 24%, from $44.6 million for the nine months ended March 30, 2001. The year-over-year absolute dollar increases in maintenance, support and services revenues were attributable to a higher cumulative installed customer base receiving ongoing maintenance. In addition, both consulting and technical support revenues increased as a result of new and existing agreements with our customers, and the initiation of new pricing arrangements for these services.

   Revenues based on the geographic location of customers were as follows (in thousands):

                                                  For the three months ended For the nine months ended
                                                  -------------------------- -------------------------
                                                   March 29,      March 30,   March 29,     March 30,
                                                     2002           2001        2002          2001
                                                  ---------       ---------  ---------     ---------
United States....................................  $38,324         $27,290   $105,929      $ 81,558
Europe...........................................   11,529           8,911     29,624        23,121
Other............................................    6,322           7,584     20,243        16,522
                                                   -------         -------   --------      --------
   Total revenues................................  $56,175         $43,785   $155,796      $121,201
                                                   =======         =======   ========      ========

   Revenues from sales outside the United States were $17.9 million for the three months ended March 29, 2002, an increase of $1.4 million, or 8%, from $16.5 million for the three months ended March 30, 2001. Revenues from sales outside the United States were $49.9 million for the nine months ended March 29, 2002, an increase of $10.3 million, or 26%, from $39.6 million for the nine months ended March 30, 2001. Revenues from sales outside of the United States represented 32% and 38% of total revenues for the three months ended March 29, 2002 and March 30, 2001, respectively, and 32% and 33% of total revenues for the nine months ended

March 29, 2002 and March 30, 2001, respectively. The absolute dollar increase in revenues from sales outside the United States for the three and nine months ended March 29, 2002 was primarily attributable to the increase in the size and productivity of our direct sales force which has resulted in increased license sales and the expansion of our customer base in these regions. While the revenues from sales outside the United States have increased, they have decreased as a percentage of total revenues due to our strong growth within the United States. Sales within the United States continued to grow with an increase in total revenues of $11.0 million, or 40%, for the three months ended March 29, 2002, and an increase in total revenues of $24.4 million, or 30%, for the nine months ended March 29, 2002, over the corresponding periods in the prior fiscal year.

  Cost of Revenues

   Cost of revenues were $14.3 million for the three months ended March 29, 2002, an increase of $1.4 million, or 11%, from $12.9 million for the three months ended March 30, 2001. Cost of revenues were $40.2 million for the nine months ended March 29, 2002, an increase of $4.3 million, or 12%, from $35.9 million for the nine months ended March 30, 2001. The cost of revenues as a percentage of total revenues were 25% and 29% for the three months ended March 29, 2002 and March 30, 2001, respectively, and 26% and 30% for the nine months ended March 29, 2002 and March 30, 2001, respectively.

   The absolute dollar increases for the three and nine month periods ended March 29, 2002 in cost of revenues was primarily attributable to increased maintenance, support and services costs associated with increased revenues, and to a lesser extent the increase in amortization of developed technologies for the nine months ended March 29, 2002 as compared to the corresponding period in the prior fiscal year.

   Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. Cost of licensing revenues were $1.3 million for the three months ended March 29, 2002, a decrease of $275,000, or 17%, from $1.6 million for the three months ended March 30, 2001. The costs for the three months ended March 30, 2001 were higher as there were several product launches in this period as compared to the three months ended March 29, 2002. The efficient management of the distribution of these licenses offset these higher costs. Cost of licensing revenues were $4.0 million for the nine months ended March 29, 2002, an increase of $189,000, or 5%, from $3.8 million for the nine months ended March 30, 2001. We have continued to realize cost savings relative to the increase in licensing revenues as we have effectively managed the costs of distributing licenses. The cost of licensing revenues may vary depending on the volume, distribution method and mix of software licenses shipped.

   Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for maintenance services, consulting, training and technical support. Cost of maintenance, support and services revenues were $11.7 million for the three months ended March 29, 2002, an increase of $1.7 million, or 17%, from $10.0 million for the three months ended March 30, 2001. Cost of maintenance, support and services revenues were $32.4 million for the nine months ended March 29, 2002, an increase of $2.1 million, or 7%, from $30.3 million for the nine months ended March 30, 2001. Cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues, decreased from 63% for the three months ended March 30, 2001 to 60% for the three months ended March 29, 2002, and decreased from 68% for the nine months ended March 30, 2001 to 59% for the nine months ended March 29, 2002.

   The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues was primarily the result of the growth of maintenance and technical support revenue without a corresponding increase in the associated costs of these services. To a lesser extent, this decline is also the result of increased margins for the nine months ended March 29, 2002 for our other services as compared to the nine months ended March 30, 2001. Cost of maintenance, support and services revenues may vary between periods because of the mix of services and the margins we obtain on those services. We expect the cost of maintenance, support and services revenue to continue to grow in absolute dollars in the future as we continue to expand our customer support and professional services organizations to meet our customers' demand for our services.

   Amortization of developed technologies. Amortization of developed technologies remained constant at $1.3 million, or 2% of total revenues for the three months ended March 29, 2002 and 3% of total revenues for the three months ended March 30, 2001. Amortization of developed technologies increased by $2.0 million to $3.8 million, or 2% of total revenues, for the nine months ended March 29, 2002 from $1.8 million for the nine months ended March 30, 2001. The increase in amortization of developed technologies in the nine months ended March 29, 2002 was attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22, 2000, which included $15.2 million related to developed technologies. Effective November 23, 2000, we began amortizing these developed technologies over 36 months. Amortization of developed technologies prior to November 22, 2000, and included in the comparative periods to November 22, 2000, is the result of prior share transactions between Seagate Software Holdings and Seagate Technology. These intangibles were revalued as part of the New SAC Transaction.

  Gross Profit

   Our gross profit as a percentage of total revenues increased from 71% for the three months ended March 30, 2001 to 75% for the three months ended March 29, 2002, and increased from 70% for the nine months ended March 30, 2001 to 74% for the nine months ended March 29, 2002. The increase in our gross margin is primarily attributable to the low total dollar cost of licensing revenues relative to the total dollar amount of licensing revenues. In addition, the cost of licensing revenues has not increased by the same magnitude as our licensing revenues, resulting in improved gross margins. We have also grown our maintenance, support and services revenues at a greater rate from the cost of maintenance, support and services, resulting in improved gross margins.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities, travel, facilities and other related costs. Sales and marketing expenses were $23.7 million for the three months ended March 29, 2002, an increase of $5.0 million, or 27%, from $18.7 million for the three months ended March 30, 2001. Sales and marketing expenses were $67.7 million for the nine months ended March 29, 2002, an increase of $14.1 million, or 26%, from $53.6 million for the nine months ended March 30, 2001. The absolute dollar increase in sales and marketing expenses was primarily associated with increased personnel costs, as a result of increased headcount in our sales force, and higher commissions associated with increased revenues. Since June 29, 2001, our sales and marketing headcount has increased by 19%. Due to our focused marketing strategy, our marketing expenses have remained consistent in absolute dollars despite increased marketing initiatives. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of total revenues as we continue to increase our sales force headcount, increase sales productivity and promote our products and services.

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased from $7.6 million for the three months ended March 30, 2001 to $7.3 million for the three months ended March 29, 2002, and from $21.4 million for the nine months ended March 30, 2001 to $21.1 million for the nine months ended March 29, 2002. Research and development costs represented 13% and 14% of total revenues for the three and nine months ended March 29, 2002, respectively, and 17% and 18% of total revenues for the three and nine months ended March 30, 2001, respectively. The decreases in research and development costs as a percentage of total revenues were the result of revenues increasing at a greater rate than research and development costs. While we have continued to add research and development headcount and continue to release new products, we have also been able to effectively control costs. The absolute dollar decreases in both the three and nine months ended March 29, 2002 as compared to the comparative periods, coincide with fewer product launches during the three months ended March 29, 2002 as compared to March 30, 2001. We expect research and development expenses to continue to vary as a percentage of total revenues in the future as we continue to invest in our products.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, information systems and other administrative costs, including bad debt expense. General and administrative expenses were $5.9 million for the three months ended March 29, 2002, an increase of $1.5 million, or 35%, from $4.4 million for the three months March 30, 2001. General and administrative expenses were $15.6 million for the nine months ended March 29, 2002, an increase of $1.7 million, or 12%, from $13.9 million for the nine months ended March 30, 2001. The increase in absolute dollars for the three and nine-month period was primarily attributable to higher salary expense associated with our headcount growth and increased outside service costs, such as legal fees, offset by continued cost management initiatives in the company. We expect general and administrative expenses to vary in absolute dollars and as a percentage of total revenues as we continue to grow our company.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $589,000 in both the three months ended March 29, 2002 and March 30, 2001. Amortization of goodwill and other intangibles was $1.8 million for the nine months ended March 29, 2002, an increase of $334,000, or 23%, from $1.4 million for the nine months ended March 30, 2001. As a percent of total revenues, amortization of goodwill and other intangibles remained constant at 1% of total revenues. We expect our quarterly level of amortization expense to be substantially the same for the remainder of fiscal 2002 as that recorded during the three months ended March 29, 2002.

   The amortization of other intangibles for the three and nine months ended March 29, 2002 was attributable to the push down of the net fair value of our intangible assets of $29.4 million acquired by New SAC on November 22, 2000. $7.1 million of these intangible assets related to assembled workforce. Effective November 23, 2000, we began amortizing assembled workforce over 36 months. Amortization of goodwill and other intangibles prior to November 22, 2000, and included in the comparative periods to November 22, 2000, is the result of prior share transactions between Seagate Software Holdings and Seagate Technology. These intangible assets were revalued as part of the New SAC Transaction.

   Write-off of In-Process Research and Development. As part of the push down of the purchase price allocation of the New SAC Transaction, the fair value of in-process research and development of $7.1 million was written-off on November 23, 2000, during the nine months ended March 30, 2001, representing 6% of total revenues. There were no such expenses during the three or nine months ended March 29, 2002.

   Unusual Items. There were no unusual items for the three or nine months ended March 29, 2002. We recorded $1.9 million of compensation expense, or 2% of total revenues, as an unusual item on November 22, 2000, during the nine months ended March 30, 2001. This amount results from the push down of compensation expense arising from the acceleration and net exercise of Seagate Technology options held by our employees on November 22, 2000.

   Restructuring Costs. Restructuring charges of $573,000 were incurred during the nine months ended March 30, 2001. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization. The charges primarily comprised costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. As at March 29, 2002, no amounts remained outstanding. We believe this restructuring was not significant and will not have a material impact on our future revenues, operating costs or operating results. There were no restructuring charges during the three or nine months ended March 29, 2002.

   Interest income and other income, net. Interest income and other income, net was comprised of the following (in thousands):

                                                  For the three months ended For the nine months ended
                                                  -------------------------  -------------------------
                                                  March 29,        March 30, March 29,       March 30,
                                                    2002             2001      2002            2001
                                                  ---------        --------- ---------       ---------
Net interest income..............................   $316             $ 568    $1,437          $1,434
Other income (expense)...........................     43              (193)     (263)             60
                                                    ----             -----    ------          ------
   Total interest and other income, net..........   $359             $ 375    $1,204          $1,494
                                                    ====             =====    ======          ======

   Net interest income fluctuates depending on fluctuations in the general level of interest rates in the United States, our average cash and cash equivalents, our net outstanding loan balance receivable from or payable to Seagate Technology LLC, LIBOR and Seagate Technology LLC's in-house portfolio yield rate. Historically, net interest income was primarily attributable to interest earned on balances receivable under the revolving loan agreement. Interest income from this loan balance was approximately $0 and $301,000 during the three and nine months ended March 29, 2002, respectively. Commencing October 2001, the majority of our net interest income earned was on our cash and cash equivalents balances.

   Net interest income decreased by $252,000 during the three months ended March 29, 2002 compared to the three months ended March 30, 2001. While the net interest income balance remained flat for the nine-month period ended March 29, 2002 as compared to the comparative period, this was as a result of a one-time interest payment of $450,000 on a tax refund. While our cash and cash equivalent balances increased relative to the prior period's interest earning balances, the average interest rate was lower, resulting in a comparative decrease in net interest income for the three and nine-month periods ended March 29, 2002. During the nine months ended March 30, 2001 we earned an average rate of 7.09% on our receivable loan balance from Seagate Technology LLC, which represented their average in-house portfolio yield rate. During the first fiscal quarter of 2002, we earned an average of 3.71% on the balance outstanding under the revolving loan agreement. For the second and third fiscal quarters of 2002, we earned interest at an average rate of 2.3% on our cash and cash equivalents balances.

   Other income (expense) was comprised largely of net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. Dollars and varies depending upon currency exchange rates.

   Income Taxes. We recorded an income tax provision for the three and nine months ended March 29, 2002 of $660,000 and $1.7 million, respectively, compared with an income tax provision of $1.5 million for the three months ended March 30, 2001 and an income tax benefit of $1.0 million for the nine months ended March 30, 2001. The tax benefit for the nine months ended March 30, 2001 included benefits recorded as a result of the tax allocation agreement with Seagate Technology. Because of the termination of the tax allocation agreement on November 22, 2000, no such benefits were included in the determination of the tax expense for the three or nine months ended March 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to the New SAC Transaction, as part of a general services agreement, Seagate Technology provided cash management services for us. After the closing of the New SAC Transaction, during a transition period, Seagate Technology LLC continued to provide these services for us. We began performing these cash management functions internally during the first quarter of fiscal 2002.

   At March 29, 2002, we had $63.0 million in cash and cash equivalents, an increase of $28.6 million, or 83%, from $34.4 million as at June 29, 2001. The majority of our cash and cash equivalents are denominated in U.S. Dollars. At March 29, 2002, $56.9 million of our cash and cash equivalents were held in U.S. Dollar denominated bank deposits and short-term money market instruments. The remaining portion of our cash balances are denominated in the local currencies of our foreign operations, including Canadian Dollars, British Pounds Sterling, Japanese Yen, the Euro and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our cash equivalents are maintained in highly rated money market instruments.

   Prior to fiscal 2001, our operations were financed by borrowings from Seagate Technology. These borrowings were available to us under a revolving loan agreement with Seagate Technology that was subsequently amended on July 4, 2001 and renewed with Seagate Technology LLC. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million and expires on July 4, 2002. If not paid earlier, the loan is payable or receivable upon termination of the revolving loan agreement.

   Net cash provided by operating activities was $29.2 million and $8.4 million for the nine months ended March 29, 2002 and March 30, 2001, respectively. The cash provided by operating activities in the nine months ended March 29, 2002 was primarily attributable to income of $17.7 million after non-cash adjustments, the net receipt of approximately $5.4 million of income tax refunds and changes in working capital balances. Primarily, working capital changes were attributable to changes in accounts receivable, accounts payable, deferred revenue and income taxes payable. The cash provided by operating activities of $8.4 million in the nine months ended March 30, 2001 included a $4.0 million increase in income taxes receivable from Seagate Technology under the tax allocation agreement, offset by income of $4.0 million after non-cash adjustments. The cash provided was primarily attributable to changes in working capital balances including accounts receivable, income taxes receivable, deferred revenue and accrued employee compensation.

   Net cash used in investing activities was $6.0 million and $7.2 million for the nine months ended March 29, 2002 and March 30, 2001, respectively. Net cash used in investing activities during the nine months ended March 29, 2002 was primarily for the purchase of computer equipment and costs related to our global enterprise planning system implementation. Net cash used for the nine months ended March 30, 2001 was primarily related to leasehold improvements and also the purchase of computers, furniture and office equipment. We anticipate that computer equipment and additional costs related to the implementation of our enterprise planning system will comprise the majority of expenses for the remainder of fiscal 2002.

   Net cash provided by financing activities was $5.1 million and $1.0 million for the nine months ended March 29, 2002 and March 30, 2001, respectively. The net cash provided by financing activities for the nine months ended March 29, 2002 was attributable to the repayment of the remainder of the receivable balance due from Seagate Technology LLC of $4.3 million (offset by net operating borrowings of $871,000) and cash received of $1.7 million from stock option exercises. The net cash provided by financing activities for the nine months ended March 30, 2001 was attributable to cash received from stock option exercises of $1.5 million, which were offset by net borrowings from Seagate Technology of $448,000 under the revolving loan agreement.

   We believe that our combined sources of financing including current cash and cash equivalent balances, available borrowings, if any, from Seagate Technology LLC under the revolving loan agreement and cash flows generated from our operations, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months. Should we require additional financing that is not available from Seagate Technology LLC on terms that are satisfactory to us, we may seek additional equity and financing from other sources, subject to the concurrence by lenders who financed the New SAC Transaction. As part of the closing of the New SAC Transaction, we guaranteed the debt used to finance the New SAC Transaction and pledged the majority of our assets. As a result of restrictive covenants under the debt agreements, our ability to raise additional debt or equity from other sources may be limited.

   Although our assets have been pledged and our company, along with other subsidiaries of New SAC, guaranteed debt in connection with the New SAC Transaction, New SAC has advised us that it does not expect to require our cash flow to be used to service the obligations pursuant to the senior secured credit facilities and the senior subordinated notes. We believe that none of our obligations under the guarantees or asset pledge are likely to be invoked. Accordingly, our financial statements do not reflect any of the proportionate debt and interest charges related to the New SAC Transaction.

  Recent Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method of accounting for business combinations and includes new criteria for recognizing intangibles separately from goodwill. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are deemed to have a definite life will continue to be amortized over their estimated useful life. We are still assessing the impact of these Statements on our consolidated financial position, results of operations and cash flows.

   In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are still assessing the impact of this Statement but do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

   In January 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14") (formerly EITF Abstracts Topic No. D-103, issued in November 2001). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations as opposed to a reduction of expenses incurred. EITF 01-14 is effective for financial reporting periods beginning after December 15, 2001. We adopted EITF 01-14 effective December 29, 2001. We no longer record out-of-pocket expense reimbursements as a reduction of costs of revenues incurred and instead record them as revenue. Comparative financial statements from prior periods have been reclassified. The adoption of EITF 01-14 has not affected net income (loss) in any past or current periods.

Risk Factors

   You should be alerted that the following risks and uncertainties could affect and in some instances in the past, have affected our actual results and could cause our results for future periods to differ materially. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors and may adversely affect our results of operations, financial condition or business.

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

  Risks from Restrictions under the Covenants of the Debt Financing of the New SAC Transaction

   New SAC and certain of its subsidiaries, including our company and certain of our subsidiaries, are guarantors under the senior credit facilities and senior subordinated notes used to finance the New SAC Transaction. In addition, the majority of New SAC's and certain of its subsidiaries' assets, including a majority of our assets and our capital stock held indirectly by New SAC, have been pledged against the debt under the senior credit facilities.

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

   The restrictive covenants under the debt agreements may prevent us from making acquisitions, consolidations and certain capital expenditures, if approval from the lenders is not obtained. Similarly, these restrictions may provide a disincentive for potential acquirers of us.

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

  Risk from the Composition of our Board of Directors

   As a result of the New SAC Transaction, the composition of our board of directors has changed. Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 80% of our common stock on a fully converted basis and five of the six members of our board of directors were appointed by or are officers of New SAC. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to change the direction of our business, our operating budget, possible acquisitions or sale of our company.

  Revenue Growth and Economic Conditions

   The revenue growth and profitability of our business depend on the overall demand for computer software and services, particularly in the business intelligence and information management segments. If our customers experience recession or other economic conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

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

  Forecasting of Revenue

   Our management and sales force use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date on which they estimate that a customer will make a purchasing decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate an analysis of our sales pipeline. While this pipeline analysis provides us with some guidance in business planning and budgeting, our estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our pipeline into actual revenue could cause us inaccurately to plan or budget and thereby adversely affect our business. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled, which will adversely affect the overall rate and timing of conversion of our pipeline into actual revenue, so that our business, operating results and financial condition could be materially adversely affected.

  Enterprise Resource Planning System

   We intend to implement a global enterprise resource planning ("ERP") system commencing as early as May 2002 and expect to be completed by the end of calendar year 2003. The ERP system is designed to increase operational and financial efficiencies and increase information analysis. The implementation is a complex, labor-intensive application that requires a substantial expenditure of time, money and resources to implement. Because the ERP system software requires configuring to the specifics of our operations, we expect that there will be configuration issues with the software that will need to be resolved in an expeditious manner. We believe that the failure to implement the ERP system in a timely fashion could have a material impact on our operating expenses and capital expenditures. The most likely negative effects we may experience in connection with the implementation of the ERP system would be:

  . Overtime work of our employees and the temporary use of outside resources may be required to resolve any software configuration issues and/or to process transactions manually until necessary issues are resolved;

  . Disruption to our operations if the transition to the new ERP system is not effected smoothly or if the ERP system does not perform as expected; and

  . Increased demands on the time of our employees to resolve software configuration issues unique to our own applications.

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

  Rights to use Software Licensed to us by Third Parties

   We occasionally license certain technologies from third parties to be used in our products, generally on a non-exclusive basis. The termination of such licenses, or the failure of the third-party licensors adequately to maintain or update their products, could delay our ability to ship certain of our products while we seek to implement alternative technology offered by other sources. In addition, alternate technology may not be available on commercially reasonable terms or at all. If we are unable to obtain necessary or desirable third-party technology licenses, our business, operating results and financial condition could be materially adversely affected.

  Risks from Potential Fluctuations in Annual and/or Quarterly Operating Results

   We often experience a high volume of sales at the end of our quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are disproportionate to our actual sales. If this were to happen, we would not be able to reduce these costs in a timely manner and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may continue to be subject to significant quarterly fluctuations as a result of a number of other factors including:

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

  Risks of Revenue Concentration

   We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales to a small number of customers generate a disproportionate amount of our revenues. For example, we derived 10% and 14% of our total revenues from sales to Ingram for the three months ended March 29, 2002 and March 30, 2001, respectively. If Ingram materially reduces its purchases from us, our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other customers do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant customers will continue to purchase our products at their current levels.

  Risks Associated with Long Sales Cycle

   To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products, including proprietary Crystal Reports, Crystal Enterprise, Crystal Info and Holos. As a result, we may wait six to twelve months after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the customer's budget and purchasing priorities may change, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

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

  New Product Development and Technological Change

   Our products are used in combination with other software. Our future success depends on our ability to continue to support a number of popular operating systems and databases. The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our applications. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of the Microsoft's operating system products. In May 2002, we made generally available Crystal Enterprise 8.5 that runs on both UNIX and Microsoft platforms. Although we continue to invest substantial resources to develop a complete Unix product line, we cannot be certain that we will be able to introduce other product lines on a timely or cost-effective basis or at all or that these Unix products will be accepted by our customers.

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

  Risks from Competition

   Our industry is characterized by rapidly changing technology and evolving standards and is intensely competitive. Competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced gross margins and reduced revenue. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Some of our competitors have been in business longer than we have and have significantly greater financial, technical, sales and marketing resources and greater name recognition than we do. We expect additional competition from other established and/or emerging companies as a result of future software industry consolidations. Current or future competitors may make strategic acquisitions or establish strategic partnerships, increasing the ability of their products to address the needs of our customers. We expect that our competitors will offer new and existing products at lower prices, if necessary, to gain or retain market share and customers. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies. Increased competition can be expected to cause price reductions and reduce gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition.

   Rapid technological advances, ever changing customer requirements and frequent new product and service introductions and enhancements and evolving industry needs, characterize the market for business intelligence software tools and services. Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we are able to do. Our competitors may announce new products services, or enhancements that better meet the needs of customer requirements or changing industry standards.

   We also face indirect competition from present and potential customers, including Microsoft or other strategic partners that continuously evaluate whether to develop their own software products and components internally or obtain them from outside sources. If our strategic partners decide to develop the utilities and other products that we have provided in the past, it would have a material adverse effect on our business, results of operations and financial condition.

   There can be no assurance that we will be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.

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

  Risks from International Operations

   We have significant international operations including development facilities, sales personnel and customer support operations. For example, we derived 32% and 38% of our total revenues from sales outside of the United States for the three months ended March 29, 2002 and March 30, 2001, respectively. As part of our continued business strategy, we plan to expand into additional international markets. Our international operations are subject to certain inherent risks including:

  .   fluctuations in currency exchange rates;

  .   import and export restrictions, as well as tariffs;

  .   technical difficulties associated with product localization;

  .   lack of acceptance of localized products;

  .   longer payment cycles for sales in certain foreign countries;

  .   difficulties in staffing and managing international operations;

  .   higher operating costs;

  . seasonal reductions in business activity in the summer months in Europe and certain other countries;

  . increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

  .   potentially adverse tax consequences;

  .   management of an enterprise spread over various countries;

  .   exposure to different legal standards or risk; and

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

  Risks from Conversion to the Euro

   On January 1, 2002, certain member states of the European Economic Community fixed their respective currencies to a new functional legal currency, the Euro, and no longer conduct business in their former national currencies, such as the French Franc or the German Mark. In July 2001, we began conducting sales and paying expenses in the Euro. Although the introduction and use of the Euro has not had a material adverse impact on our financial condition to date, there can be no assurance that it will not have such an impact in the future.

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

  Acquisition Related Risks

   We intend to expand through internal growth as well as pursue strategic acquisitions as part of our business strategy. We may no be able to identify suitable candidates for acquisition or investment strategy. If we are able to identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms. Acquisitions involve numerous risks including:

  . difficulty integrating the operations and products of the acquired businesses;

  . potential disruption of our ongoing business and the distraction of management;

  .   unanticipated expenses related to technology integration;

  .   risk of entering a market where we have limited or no prior experience;
      and

  .   the potential loss of key employees or customers of the acquired company.

   If we make acquisitions in the future, acquisition related accounting charges may impact our balance sheet and net income. We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

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

  We Face Risks of Litigation

   On November 10, 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions
(UK) Limited, a wholly owned subsidiary of Crystal Decisions, Inc. The original pleading alleged a breach of an oral agreement and infringement of a Vedatech's U.K. copyright in one of our products and sought monetary and injunctive relief. On August 22, 2000, Vedatech requested and obtained permission from the court to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. On May 9, 2001, Vedatech was given further leave to amend its pleading. Vedatech seeks to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and seeks forfeiture to Vedatech of all infringing software copies. Of the relief sought, the only claim that has been settled is a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices. We have hired local counsel in the U.K., reviewed documents, conducted interviews and participated in the discovery process. Taking into account our counterclaim (which is approximately U.S. $200,000) and a deposit with the court of an amount equal to U.S. $200,000, we have offered Vedatech U.S. $400,000 in settlement of its quantum meruit claim. The liability phase of the trial concluded on March 7, 2002 and the court's ruling is expected by the end of May 2002. The quantum phase will follow (if required). We presented defenses to all the causes of action, including the claim for quantum meruit. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims remain indeterminable at this time.

   In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

  There is no established trading market for our common stock, and there may never be any trading market established.

   Our common stock is not listed on any stock exchange, over-the-counter market or other quotation system. We have not registered shares of our common stock for sale to the public or registered for resale shares held by our stockholders or that may be acquired by our optionees. We may never register our common stock for sale to the public or apply for quotation of our shares on any exchange, over-the-counter market or quotation system. If no such registration occurs, a purchaser of our common stock will not be able to dispose of the shares the purchaser acquires from us unless the purchaser can rely on an applicable exemption from registration, such as Rule 144 under the Securities Act of 1933. We may not comply with the criteria required for a holder of our common stock to utilize a given exemption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" section of this Form 10-Q.

  Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates to our cash and cash equivalents and to our revolving loan agreement with Seagate Technology LLC as further described in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." At March 29, 2002, $56.9 million of our cash and cash equivalents balance of $63.0 million was held in U.S. Dollar denominated bank deposits and short-term money market instruments. The remainder of our cash balance was denominated in the local currencies of our foreign operations. If cash from operations is not sufficient to fund working capital and operating activities, Seagate Technology LLC has agreed to provide financing to us through a revolving loan agreement. The revolving loan agreement provides for maximum outstanding borrowings of up to $15.0 million and was renewed on July 4, 2001. We had no outstanding borrowings under this agreement as of March 29, 2002.

   Our interest income and expense, will fluctuate depending on the general level of interest rates in the United States, our average cash and cash equivalents, our net outstanding loan balance receivable from or payable to Seagate Technology LLC, LIBOR, and Seagate Technology LLC's in-house portfolio rate. The principal portion of our cash and cash equivalents are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. For the three and nine months ended March 29, 2002, a hypothetical 100 basis-point move in interest rates would have resulted in approximately a 2% variance in our net income.

  Equity Price Risk

   We do not have any investments in equity or debt securities traded in the public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

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

   To date, the foreign exchange gains and losses on transactions and revenues reported by our foreign subsidiaries have not been significant. In addition, since most of our foreign operations conduct business in their local currency, our earnings are not significantly impacted by fluctuations in exchange rates. Translation adjustments from consolidation of such foreign operations are presented within other comprehensive income (loss). We cannot provide an assurance that foreign currency denominated transactions will continue to be insignificant as revenues from the foreign operations increase or exchange rates fluctuate significantly. We cannot predict the effect of exchange rate fluctuations upon our future operating results. To date, we have not engaged in a foreign currency-hedging program to cover our currency transaction or translation exposure. For the three months ended March 29, 2002, a hypothetical combined variation of 10% of the exchange rates of the main currencies in which we conduct business would not have a material effect on our consolidated financial position, results of operations or cash flow.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

   Refer to Part I. Financial Information, Note 13(a) to the Consolidated Financial Statements for description of Litigation.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

      None.

   (b) Reports on Form 8-K

   Crystal Decisions, Inc. did not file any reports on Form 8-K during the three months ended March 29, 2002 with the Securities and Exchange Commission.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2002.

                                          CRYSTAL DECISIONS, INC.
                                          (Registrant)

                                                /s/  GREGORY B. KERFOOT
                                          By: _______________________________
                                                    (Gregory B. Kerfoot)
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                                                    /s/  ERIC PATEL
                                          By: _______________________________
                                                        (Eric Patel)
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)