Form 10-K
period 2002-06-28
CRYSTAL DECISIONS INC
filed 2002-09-26
CIK 1126499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission File Number 000-31859

CRYSTAL DECISIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0537234 (I.R.S. Employer Identification Number)

895 Emerson St., Palo Alto, California (Address of principal executive offices)	94301 (Zip Code)

Telephone: (650) 838-7410

(Registrant’s telephone number, including area code)

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

                Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

On August 30, 2002, 75,908,555 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

CRYSTAL DECISIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 28, 2002

PART 1

Item 1.     Business

The Company

      Crystal Decisions, Inc. is an information management company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated, scalable suite of enterprise software products and solutions that enable businesses to access disparate data sources and distribute secure, interactive reports and analyses across and beyond these organizations. We believe our products provide direct and rapidly achieved benefits including improved decision-making, lower overall information technology costs and better business performance.

      Through our company and its predecessors, we have been providing reporting, analysis and information delivery technologies and services for over 15 years. As of June 28, 2002, we shipped (directly, and bundled with our original equipment manufacturer (“OEM”) partners) over 12 million licenses of our products. We have a diverse customer base, including many Fortune 1000 companies. While our primary market is North America, we have over 25 offices and operations in 10 countries, through which we market and distribute our products. To facilitate international use, we have translated many of our products into other languages such as French, German, Japanese and Spanish.

      We changed our name to Crystal Decisions, Inc. (“Crystal Decisions”) from Seagate Software Information Management Group Holdings, Inc. in March 2001. We were incorporated in Delaware in August 1999 and are headquartered in Palo Alto, California. Our majority shareholder is Seagate Software (Cayman) Holdings, which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation (“New SAC”). Silver Lake Partners L.P. and Texas Pacific Group control New SAC.

      We became a majority owned subsidiary of New SAC on November 22, 2000 when Seagate Software (Cayman) Holdings acquired 75,001,000 shares, or 99.7%, of our common stock then outstanding under the terms of a stock purchase agreement. Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, Inc., a Delaware corporation, and a wholly owned subsidiary of Seagate Technology, Inc.

Industry Background

      Over the last decade, many organizations have invested in a wide range of data collection systems to help improve operational efficiencies and more effectively manage their businesses. Businesses, governments and other entities have spent billions of dollars implementing enterprise resource planning, data warehousing and traditional database systems, as well as customer relationship management and supply chain management systems.

      Organizations justify the disruption and expense of the purchase of these data systems because they need to improve their transactional efficiency. They also need to capture, organize, store and protect critical information about specific aspects of corporate performance, such as customer information, financial performance, inventory management and employee information. They would like to utilize that captured information for faster, more effective planning and execution of business strategies. These system investments have been very successful in addressing the first objective. Today, large volumes of corporate data are captured and processed.

      We believe that the ability of the average company to utilize this data to improve the planning and execution of the company’s activities can present a challenge. The data collection systems may not provide robust technologies for analyzing and reporting on the information therein. The increasing amount of data creates an opportunity for businesses to make more informed decisions. Extracting data from different systems, converting it into a standard format, performing calculations or comparisons on it and then delivering the results to the right person is a complex undertaking. We believe large and small companies struggle to efficiently extract information from these diverse systems and present it to decision makers at all levels in a manner that is intuitive, interactive and efficient. The data is there, but the ability to access and present the right information from all corporate data systems in a way that improves the quality and speed of corporate decision making often is not.

      Recently, organizations have begun to invest in an additional layer of technologies to address the information challenge. These technologies offer a range of functionality and are known by many labels, but tend to be commonly grouped under the umbrella label “enterprise business intelligence”. The most common requirement of enterprise business intelligence projects is reporting — accessing and presenting relevant information in a meaningful way to users.

      Enterprise business intelligence solutions enable business users at many different levels in an organization to access and manipulate data stored in various business applications or systems, extract the required information and present it using easy to understand reports, complete with interactive charts, graphs and tables to aid the user. These reports can then be shared in a secure environment with business users across the organization, providing users with the tools to make better, more informed business decisions.

      Enterprise business intelligence solutions have evolved considerably over the last decade, so that today they typically comprise a common set of technologies for reporting, ad hoc query, multi-dimensional on-line analytical programming reporting and analysis, data mining and statistics.

The Crystal Decisions Solution

      We are a software and services company that is focused on one objective: to help companies bring together their people and information to improve business performance. We believe that every organization and every decision maker can benefit from the ability to access a wide variety of corporate data sources, and to analyze, report and distribute the information and resultant business insights contained therein.

      We believe our products meet an extensive range of data centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, on-line analytical processing reporting, analytic application development and packaged analytic applications. Our products are designed to help organizations derive higher business value from their range of electronic data sources and their enterprise information sources (including, but not limited to, enterprise resource planning, customer relationship management, supply chain management, e-commerce and business intelligence systems, as well as data warehouses and data marts).

      We believe we are positioned to take advantage of any acceleration in demand for enterprise business intelligence across all industries. We believe our solutions are both easy to use and deploy in smaller projects and powerful enough for the most complex and large-scale applications. We provide a secure, web-based information infrastructure that incorporates reporting, analysis, query and information delivery. We developed our solutions to meet the increasing demands of global organizations and provide an infrastructure enabling business users, both inside and outside the organization, to access interactive content, or reports, through a personalized web-based interface.

Products

      We provide a complete range of products designed to extend the value of our industry acclaimed reporting with robust analytics and the underlying infrastructure required to manage and deliver corporate data. With a common enterprise architecture as its foundation, our product suite provides scalable and secure infrastructure and tools that are built to withstand demanding business environments. Our products provide an integrated, web-enabled platform to provide access, analysis, interpretation and distribution of data designed to improve business performance through ad hoc query and reporting to complex analysis. Customers use our products to create, implement and deploy enterprise information solutions in an application, on a desktop, across an organization or between organizations. Our products extend e-business technology architectures for flexible deployment using the world wide web. Our products support a variety of data sources, including operational or legacy data stores, data marts, data warehouses, e-commerce systems, enterprise resource planning, customer relationship management, supply chain management and business intelligence systems and other data centric computer software applications.

Our products include:

Enterprise Suite

      Crystal Enterprise — Crystal Enterprise provides an information delivery and business intelligence suite which is an integrated, web-based solution for reporting, analysis and delivery. Crystal Enterprise integrates and delivers all of our component products on one extensible suite. The software offers a customizable infrastructure for providing highly secure access to interactive, actionable information to employees, customers and suppliers. It is designed to help companies improve decision making by organizing, categorizing and delivering reports, analytic applications and strategic business information into web or enterprise applications. Crystal Enterprise provides a scalable and reliable infrastructure to securely deliver information to a high volume of users, and a multi-tier architecture for proven fault tolerance designed to ensure maximum up time. The Crystal Enterprise product is the new generation of the Seagate Info family of products.

      Enterprise Partner Kits — We provide a series of software toolkits and packages that enable closer integration with our partners’ products. Most kits include data access drivers, sample reports and data structures and may include special documentation, support and services. We currently offer packages for SAP R/3, SAP BW 3.0, Siebel 7.0 CRM and Baan 2.0 ERP.

Reporting

      Crystal Reports — Crystal Reports is an integrated software package for query, report design, application development and web report publishing functions. Provided in a range of versions for both developers and users, Crystal Reports allows users to access most types of structured data, format, design and process a variety of reports, integrate these reports into .NET, Java and COM applications and other popular environments and distribute reports to users. The report design capabilities of Crystal Reports produce interactive documents that can be published in a variety of formats including DHTML, RTF, Microsoft Excel, PDF and XML for increased flexibility.

Analytics

      Crystal Analysis — Based on our experience with both reporting and advanced on-line analytical processing and analytics, Crystal Analysis combines user ad hoc query, analytic reporting and on-line analytical processing as well as Microsoft Excel integration in a single user focused interface. Crystal Analysis is provided in a range of versions for business users, analysts and developers. It is a client design tool that provides powerful and guided analysis that can be used as an extension to any of our other products and integrates seamlessly with Crystal Reports, Crystal Enterprise and Holos.

      Holos — Holos, an advanced analytic application development and deployment environment, represents the high end of our analytics family of products. It is designed to handle large amounts of relational and multidimensional data. Holos enables the modeling of large amounts of data with complex business logic and then provides multiple views of the data to enable analysis, expose trends and accelerate decision making. Holos integrates with our enterprise and user products.

Applications

      Analytic Application Templates — We provide a collection of solution templates built for use with our enterprise products. These solutions help accelerate customer adoption and success of our products. Designed to address common enterprise needs and current market demand, the current templates include applications for customer profiling, balanced scorecard, budgeting, e-commerce analysis and telecommunications billing analysis. These packages include reports, on-line analytical processing data structures and a framework of business logic to begin implementations.

Sales and Marketing

      Our sales and marketing programs are organized by geographical regions, including North America, EMEA and the Asia Pacific region. We adapt certain products for foreign markets, including translation of documentation and local language versions, and localize our marketing and sales support programs accordingly.

      We utilize a direct sales force and indirect sales channels, such as OEM relationships and a network of distributors and resellers, to reach our customers. These distributors and OEMs may also sell other products that are complementary to, or compete with, ours. We provide sales and marketing programs to encourage the sale of our products, but there can be no assurance that distributors and OEMs will not place a higher priority on competing products. Our agreements with distributors are generally non-exclusive and may be terminated by either party without cause. Our sales channels are supported by our organization of pre sales and technical specialists. Customers can also purchase some of our products by downloading them over the internet.

      Our marketing efforts are designed to increase brand awareness and acceptance of our products. We have an international marketing strategy that consists of several key components:

•	targeted print advertising in trade, technical and business publications;

•	on-line advertising on our website;

•	cooperative marketing programs with distributors and resellers;

•	participation in seminars and tradeshows;

•	direct mailings to both prospective and existing customers; and

•	extensive public relations activities and programs to build relationships with key analysts, journalists and influential third parties.

      Our international marketing groups produce, or oversee the production of, substantially all of the on-line and print product literature, brochures, advertising and similar marketing and promotional material.

      We derived a substantial portion of our revenues from one distributor customer, Ingram Micro, Inc. (“Ingram”) during the last three fiscal years. As a percent of our total revenues, Ingram accounted for 10%, 16% and 20% for fiscal years ended June 28, 2002 (“fiscal 2002”), June 29, 2001 (“fiscal 2001”) and June 30, 2000 (“fiscal 2000”), respectively. Our relationship with Ingram is subject to a number of agreements, each of which may be terminated upon the expiration of a required notice period. We cannot be certain that our relationship with Ingram will continue at all or the extent to which it will continue. No other customer accounted for 10% of more of our total revenues in fiscal 2002, 2001 or 2000. Our indirect revenues include sales to distributors and OEMs and as a percent of total revenues were 33% in fiscal 2002, 37% in fiscal 2001 and 40% in fiscal 2000. Our revenues from sales outside of the United States as a percent of total revenues were 32% in fiscal 2002, 32% in fiscal 2001 and 34% in fiscal 2000.

Professional Services, Technical Support and Maintenance

      We believe that high quality, real time customer support is important to the successful marketing and sale of our products. We provide a broad range of support services such as consultation, training and technical support to ensure the optimal use of our products. These services (including professional services, technical support and maintenance) are designed to ensure ongoing customer satisfaction and influence customers’ future purchasing decisions.

      Our professional services organization provides consultation and training to plan and execute the deployment of our products and speed end-user adoption. We provide a dedicated, international team to meet this need and help ensure that our customers gain a rapid return on their investments in our technology. We also have organized a network of certified partner organizations to provide extensions to our service offerings in an effort to ensure that customers fully understand the value of our product offering and have a positive experience with our products.

      Our technical support efforts are designed to ensure that our customers are able to use our products to perform to their potential. We believe effective technical support during product evaluation accrues to the benefit of our customers and that post sale support has been and will continue to be a substantial factor in maintaining customer satisfaction. We provide a range of technical support products to match the needs of different organizations. We operate technical support groups that are located at various sites around the world, including North America and Europe. Certain technical support groups also offer 24-hour, seven-day toll-free telephone services. We offer pre sale services and post sale support to current users and potential customers evaluating our products.

      We also offer maintenance programs for certain of our products, which generally consist of unspecified product enhancements and upgrades. We generally sell maintenance and technical support services in 12-month increments.

Strategic Relationships

      We have a strategic relationship with Microsoft, under which Microsoft bundles our range of access and analysis products with selected Microsoft products. For example, Crystal Reports is bundled with several Microsoft products, including developer tools, such as Microsoft Visual Basic. We supply the integrated reporting tool for Microsoft’s new Visual Studio ..NET product suite.

      We also have strategic partnerships with other technology vendors. We have developed OEM and other strategic relationships with over 300 application independent software vendors, application service providers and computer hardware manufacturers. These strategic partners sell and support our products, as well as integrate our products as components of their applications. As a result of these strategic partnerships, we believe our customers are able to maximize their investments in enterprise applications such as enterprise resource planning, supply chain management and customer relationship management through integrated reporting and analysis solutions.

Research and Development

      We incurred research and development expenses of $30.5 million in fiscal 2002, $29.2 million in fiscal 2001 and $27.4 million in fiscal 2000. Our customers did not fund our research and development expenses in fiscal 2002, fiscal 2001 or fiscal 2000. We are pursuing our product development objectives by developing new software products and product enhancements internally, acquiring products, technologies and businesses complementary to our existing products and forming alliances with other technology companies.

Patents and Intellectual Property Rights

      Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection. We have one United States issued patent and one United States allowed patent, which we expect to be issued during calendar 2002. We have four patent applications pending in the United States and one foreign patent application pending. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as the laws of the United States.

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

Competition

      The segment of the software market in which we compete is comprised of numerous competitors, and we expect competition to increase. Many of our current and prospective competitors may have significantly greater financial, technical and marketing resources than we do. In addition, many of our prospective customers may have the internal capability to implement software solutions that assist users to analyze and interpret data to make business decisions.

The competitive factors affecting the market for our products include:

•	product functionality;

•	performance and reliability;

•	demonstrable cost-effective benefits for users;

•	price;

•	quality of customer support and user documentation;

•	ease of use and installation;

•	vendor reputation;

•	experience; and

•	financial stability of the software provider.

      We believe that we currently compete effectively with respect to these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually enhancing our product offerings. Performance in these areas will in turn depend upon our ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers.

Employees

      As of June 28, 2002, we had 1,600 employees, including 547 in sales and marketing, 417 in services and support, 447 in research and development and 189 in general and administrative functions. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

      We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, product development, sales and marketing personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel or the rate at which new people become productive, particularly sales personnel and product developers, could have a material adverse effect on our business, operating results and financial condition. Competition for qualified employees is intense in the software industry.

Item 2.     Properties

      Our principal executive offices are located in Palo Alto, California. Our other principal facilities are located in Canada and the United Kingdom. The majority of our facilities are occupied under leases that expire at various times through fiscal 2015. At June 28, 2002, our leased space approximated 311,000 square feet with approximately 185,000 square feet located in Canada, 58,000 square feet located in the United States, 49,000 square feet located in Europe and 19,000 square feet located in the Asia Pacific region. These figures exclude approximately 87,000 square feet of unoccupied space in Canada and approximately 3,000 square feet leased to others in the United States.

      We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.     Legal Proceedings

      The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to litigation arising in the ordinary course of our business. While we believe that the ultimate outcome of these actions will not have a material adverse effect on us, the outcome of these actions is not determinable and negative outcomes may adversely effect our financial position, liquidity, or results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

      In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The action alleged a breach of an oral agreement and infringement of Vedatech’s U.K. copyright in one of our products and sought monetary and injunctive relief. In August 2000, Vedatech obtained permission to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. In May 2001, Vedatech sought to enjoin Crystal Decisions (UK) Limited from infringing on the U.K. copyright and sought forfeiture to Vedatech of all infringing software copies. Of the relief sought, only a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices initially was settled. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for the quantum meruit. The court ordered the parties to mediate the quantum of that claim and, in August 2002, we came to a mediated settlement with Vedatech. The mediated settlement is not material to our operations and contains no continuing obligations. On September 24, 2002, however, we received documents indicating Vedatech is seeking to set aside the settlement.

      In addition to the foregoing, we are subject to other litigation in the ordinary course of business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely effect our financial position, liquidity or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      As of August 30, 2002, 75,908,555 shares of our common stock were outstanding, which were held by 198 stockholders of record. There is no established public trading market for any class of our securities.

      We have never declared nor paid cash dividends on any of our capital stock and do not anticipate that any cash dividends will be declared in the foreseeable future. We currently intend to retain all available funds and any future earnings to use in the operation of our business.

Item 6.     Selected Financial Data

      The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Audited Consolidated and Combined Financial Statements and the Notes thereto, and the other information contained elsewhere in this Form 10-K. We derived our selected statements of operations data for the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000 and the selected balance sheet data as of June 28, 2002 and June 29, 2001 from the Audited Consolidated and Combined Financial Statements that are included under Item 8 in this Form 10-K. The selected statements of operations data for the fiscal years ended July 2, 1999 and July 3, 1998 and the selected balance sheet data as of June 30, 2000 and July 2, 1999 were derived from our Audited Consolidated and Combined Financial Statements that are not included in this Form 10-K. The selected balance sheet data as of July 3, 1998 was derived from our Unaudited Consolidated and Combined Financial Statements that are not included in this Form 10-K. The consolidated and combined statements of operations data reflect certain comparative period figure reclassifications to conform to the basis of presentation adopted in fiscal 2002. Historical results are not necessarily indicative of results of operations to be expected for future periods.

	For the fiscal years ended

	June 28,	June 29,	June 30,	July 2,	July 3,
	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Revenues	$217,170	$167,722	$126,909	$142,565	$116,429
Gross profit	160,722	117,172	81,459	92,008	79,710
Income (loss) from operations	14,936	(12,937)	(276,237)	(98,957)	(4,993)
Net income (loss)	12,955	(11,469)	(221,162)	(96,375)	(13,259)
Net income (loss) per share — basic	$0.17	$(0.15)	$(2.95)	$(1.28)	$(0.18)
Net income (loss) per share — diluted	$0.17	$(0.15)	$(2.95)	$(1.28)	$(0.18)
Weighted average number of shares used in basic net income (loss) per share	75,601	75,253	75,001	75,001	75,001
Weighted average number of shares used in diluted net income (loss) per share	76,806	75,253	75,001	75,001	75,001

	As of

	June 28,	June 29,	June 30,	July 2,	July 3,
	2002	2001	2000	1999	1998

	(in thousands)
Consolidated and Combined Balance Sheet Data:
Cash and cash equivalents	$71,451	$34,379	$3,621	$7,419	$10,223
Working capital (deficit)	24,434	10,750	8,860	(11,163)	(4,732)
Total assets	136,846	105,126	72,545	79,820	63,568
Long-term liabilities	583	3,600	381	459	—
Total stockholders’ equity	41,452	35,609	23,113	2,883	16,641

The net loss for fiscal 2001 included unusual items of $8.9 million, comprising $1.9 million of non-cash compensation expense and $7.1 million of in-process research and development write-offs related to the Stock Purchase Agreement and the acquisition of Seagate Technology, Inc. by VERITAS Software Corporation.

The net loss for fiscal 2000 included unusual items of $242.6 million.

The net loss for fiscal 1999 included unusual items of $86.7 million.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our audited consolidated and combined financial statements and the notes thereto and other information included elsewhere in this Form 10-K. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and information contained elsewhere in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Item and elsewhere in this Form 10-K. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

General

      Crystal Decisions, Inc. is an information management company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analyses across and beyond these organizations. We believe that our products provide direct and rapidly achieved benefits including improved decision-making, lower overall information technology costs and better business performance.

      We operate in a broad industry segment that is commonly referred to as “business intelligence.” We believe that our products meet an extensive range of data-centric business and organizational needs commonly referred to under a number of different labels, including information delivery, enterprise reporting, enterprise business intelligence, enterprise information portals, developer reporting, ad hoc query and reporting, business analytics, on-line analytical processing (“OLAP”) reporting, analytic application development and packaged analytic applications. We sell our products through our direct sales force and certain indirect sales channels such as distributors and original equipment manufacturers (“OEMs”).

      Through our company and its predecessors, we have been providing reporting, analysis and information delivery technologies and services for over 15 years. As of June 28, 2002, we shipped (directly, and bundled with our OEM partners) over 12 million licenses of our products, and our current customer base is diverse, including many Fortune 1000 companies. While our primary market is North America, we have over 25 offices and operations in 10 countries, through which we market and distribute our products. To facilitate international use, we have translated many of our products into other languages such as French, German, Japanese and Spanish.

      We were incorporated in Delaware in August 1999. Our headquarters are located at 895 Emerson St., Palo Alto, California 94301. Our telephone number is (650) 838-7410.

      We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2002 ended on June 28, 2002 (“fiscal 2002”), fiscal 2001 ended on June 29, 2001 (“fiscal 2001”) and fiscal 2000 ended on June 30, 2000 (“fiscal 2000”). Fiscal 2003 will end on June 27, 2003 and will be comprised of 52 weeks. Fiscal 2002, 2001 and 2000 were each comprised of 52 weeks. We have reclassified certain comparative period figures to conform to the basis of presentation adopted in fiscal 2002.

      In view of our significant growth in recent years, we believe that fiscal year-to-year comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

Critical Accounting Policies and Estimates

      Our consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements:

      Revenue Recognition. We derive revenues from the sale of licenses for our software products and from services such as maintenance, consulting, training and technical support. We recognize revenue in accordance with Statement of Position (SOP) 972, “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” We generally recognize licensing revenues, whether sold direct or through distributors or resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and we deem the resulting receivable to be collectible. In instances where payments are subject to extended terms, we do not recognize revenues until the payments become due.

      SOP 97-2 requires that the total arrangement fee from software arrangements that include rights to multiple software products, post contract customer support and/or other services, be allocated to each element of the arrangement based on their relative fair values. Under SOP 97-2, the determination of fair value is based on vendor specific objective evidence (“VSOE”). We apply the residual method of accounting as specified in SOP 98-9 such that the total fair value of the undelivered elements as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenue related to the delivered elements.

      Some OEM arrangements contain end-user maintenance elements for which VSOE has not been established, as sufficient evidence of consistent pricing and renewal rates are not present. In such arrangements, we recognize the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.

      Our policy is to recognize no revenues on sales to distributors or resellers if any resale contingencies exist. Some of the factors that we consider in determining the existence of such contingencies include payment terms, collectability and history with the distributor or reseller. We recognize revenues when any contingencies have been resolved and the criteria for revenue recognition under SOP 97-2 are met.

      We recognize revenues for sales to distributors or resellers with rights of returns when the criteria for recognizing revenues, as outlined in Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”), are met. We make estimates of future returns and reduce our revenues and related receivables accordingly.

      Where rights of return exist and the criteria of SFAS 48 are not met, we do not recognize revenues until such time that all of the criteria are met. We consider factors including historical experience, nature of the product, fixed or determinable fees, arms length contract terms, the level of inventory in the distribution channels and our ability to reasonably estimate returns.

      We recognize revenues from technical support and maintenance, which consist of fees for ongoing support and product updates, ratably over the term of the contract, which is generally one year. We generally recognize revenues from training and consulting as the services are performed.

      We record out-of-pocket expense reimbursements in maintenance, support and services revenues in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expense Incurred” (“EITF 01-14”).

      Where we provide consulting services for significant production, modification, or customization of our software, or where these services are essential to the functionality of our software, we recognize revenues in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In these arrangements, we recognize both the licensing revenues and consulting services revenues using the percentage of completion method based on the cost of labor inputs.

      Allowance for Doubtful Accounts. We record an allowance for doubtful accounts in general and administrative expenses. The allowance, which is netted against our accounts receivable balance on our consolidated balance sheets, totaled $2.1 million and $1.8 million as of June 28, 2002 and June 29, 2001, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Income Taxes. In preparing our consolidated and combined financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. Our deferred tax assets consist primarily of net operating losses carried forward. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not more likely than not, we establish a valuation allowance. We have provided a valuation allowance against all of our deferred tax assets at June 28, 2002 and June 29, 2001. To the extent we establish a valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the tax provision for (benefit from) income taxes in the consolidated and combined statements of operations.

Significant Transactions Affecting Our Financial Reporting

Sale of Seagate Technology

      On November 22, 2000, Seagate Technology Inc. (“Seagate Technology”), Seagate Software Holdings, Inc. (“Seagate Software Holdings”), and Suez Acquisition Company (Cayman) Limited (“Suez Acquisition Company”), an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group, completed the transactions under the stock purchase agreement, and Seagate Technology and VERITAS Software Corporation (“VERITAS”) completed the transactions under the agreement and plan of merger and reorganization. Suez Acquisition Company was a limited liability company organized under the laws of the Cayman Islands and formed solely for the purpose of entering into the stock purchase agreement and related acquisitions. At the closing of the transactions under the stock purchase agreement, Suez Acquisition Company assigned all of its rights under the stock purchase agreement to New SAC (“New SAC”), a Cayman islands limited corporation. This transaction is referred to hereafter as the New SAC Transaction.

      Upon closing of the transactions under the stock purchase agreement, New SAC, through Suez Acquisition Company, purchased substantially all of the operating assets of Seagate Technology and its consolidated subsidiaries for $1.84 billion cash, including transaction costs of $25 million. This included Seagate Technology’s rigid disc drive, storage area network, removable tape storage solutions businesses and operations, our common stock, and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Seagate Technology’s equity investments. In addition, the wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which held certain strategic equity investments in various companies.

      Immediately following the closing of the transactions under the stock purchase agreement and under the terms of the agreement and plan of merger and reorganization, VERITAS acquired the remainder of Seagate Technology and a wholly owned subsidiary of VERITAS merged with and into Seagate Technology, with Seagate Technology becoming a wholly owned subsidiary of VERITAS. VERITAS did not acquire Seagate Technology’s disc drive business or any other Seagate Technology operating business, including ours. In the VERITAS merger, the Seagate Technology stockholders received merger consideration consisting of VERITAS stock and cash.

      In connection with the transactions effected under the stock purchase agreement, New SAC and Seagate Technology agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with Seagate Technology’s and our operating assets. On March 29, 2000, Seagate Technology, VERITAS and New SAC entered into an indemnification agreement. Pursuant to this agreement these entities and certain other subsidiaries of Seagate Technology, including us, were required to indemnify VERITAS and its affiliates for any liability for taxes of Seagate Technology, and the subsidiaries of Seagate Technology, including us, acquired by New SAC, in excess of an amount deposited into an escrow account by VERITAS. VERITAS deposited $150 million in an escrow account. This amount may be withdrawn by New SAC to satisfy these tax liabilities, including those of Crystal Decisions and its subsidiaries.

Change in Control of Crystal Decisions

      As of November 22, 2000, as a result of the completion of the transactions under a stock purchase agreement, we became a majority owned subsidiary of Seagate Software (Cayman) Holdings (“Suez Software”), which is a wholly owned subsidiary of New SAC, whose predecessor was Seagate Technology. Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, a Delaware corporation, and a wholly owned subsidiary of Seagate Technology.

      Silver Lake Partners L.P. and Texas Pacific Group control New SAC. New SAC acquired 75,001,000 shares, or 99.7%, of our outstanding common stock on November 22, 2000, with our remaining outstanding common stock at that date being held by our current and former employees and non-employee directors. The minority interests in our common stock amounted to approximately 16.1%, 13.0% and 10.5% on a fully converted basis as of June 28, 2002, June 29, 2001 and June 30, 2000, respectively. These minority interests were comprised of our outstanding common stock held by our current and former employees and non-employee directors, as well as the outstanding options to purchase our common stock held by our employees and non-employee directors.

      This transaction resulted in a change in control of our company. Under rules and regulations promulgated by the Securities and Exchange Commission, because more than 95% of our company was acquired and a change of ownership occurred, we restated all our assets and liabilities in the financial statements as of November 22, 2000 on a “push down” accounting basis.

      The table below lists the net purchase price allocation to our company of the tangible and intangible assets acquired by New SAC. The purchase price allocated to us as a result of the November 22, 2000 sale of Seagate Technology is not necessarily indicative of what the purchase price would have been for us on a stand alone basis.

Net Purchase
Purchase Price Allocation	Price Allocation

(in thousands)
Net current assets acquired	$9,138
Tangible long-lived assets acquired	5,130
Intangible assets acquired:
Developed technology	15,234
Assembled work force	7,073
In-process research and development	7,073
Deferred tax liability	(2,126)

Total	$41,522

      The net purchase price was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including our company, based on their fair values at the date of the transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resultant negative goodwill was allocated to the long-lived tangible and intangible assets, including our assets, on the basis of relative fair values. This allocation reduced the recorded amounts by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals provided by New SAC.

     Application of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) to Deferred Tax Assets as part of Purchase Price Allocation

      The purchase price under the stock purchase agreement was fixed and no contingencies were identified that would have resulted in a change in the overall purchase price. However, in allocating the purchase price New SAC recorded a valuation allowance against deferred tax assets in accordance with SFAS 109. The deferred tax assets subject to the valuation allowance were based on the excess of tax bases over the fair values of acquired property, plant and equipment and liabilities assumed, for which New SAC expected to receive tax deductions in U.S. federal and state returns in future periods based on its ability to generate taxable income in the U.S.

      During the fourth quarter of fiscal 2002, New SAC evaluated and updated forecasts of projected U.S. taxable income to determine if there was any amount of the deferred tax assets related to the New SAC Transaction that New SAC’s management believed would be more likely realizable than not. In accordance with SFAS 109, this evaluation resulted in the elimination of the valuation allowances that had been recorded against a portion of the deferred tax assets associated with the New SAC Transaction. In order to reflect tax benefits recognized by New SAC, that were attributable to acquired deferred tax assets, the net carrying values of the intangible assets that were pushed down to our consolidated and combined financial statements were reduced to zero on June 28, 2002 as follows (in thousands):

Allocated to
Crystal Decisions
at June 28, 2002

Reduction in the net carrying values of developed technologies	$7,194
Reduction in the net carrying values of assembled workforce	3,340

Total reduction in intangible assets	$10,534

      As a result of the push down of intangible assets to our consolidated and combined financial statements on November 22, 2000, we recorded a deferred tax liability related to these intangible assets. We calculated this deferred tax liability as the tax-effected temporary differences related to the excess of book over tax bases related to the intangible assets. Pursuant to SFAS 109, the elimination of the remaining book bases of intangible assets requires that the associated deferred tax liability be reduced to zero. We eliminated the net carrying values of our intangible assets at June 28, 2002 and recorded this amount as a charge against additional paid-in capital on our statement of stockholders’ equity for fiscal 2002 as follows (in thousands):

Total reduction in intangible assets	$10,534
Deferred tax liability	(1,403)

Elimination of intangible assets, net of deferred tax liability	$9,131

     Allocation of Purchase Price to our Company Pursuant to the Application of Push Down Accounting

      As a result of revaluation of our assets and liabilities from the historical figures at November 22, 2000 in connection with the New SAC Transaction, our results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

      The following summarizes the impact of push down accounting on our results:

•	Revenues. We revalued deferred revenues at November 22, 2000. These were reduced by $1.3 million on a declining basis during the twelve months following the New SAC Transaction. Consequently, revenues were lower by $128,000 and $1.2 million for fiscal 2002 and for fiscal 2001, respectively, than they would have been had the push down adjustments not occurred.

•	Depreciation and amortization. As a result of the allocation of negative goodwill to our long-lived tangible assets, our capital assets were reduced by $4.3 million. Consequently, we recorded approximately $1.5 million less depreciation expense for each of fiscal 2002 and fiscal 2001 than we would have recorded had the push down adjustments not been made. In addition, we recorded additional amortization expense of approximately $5.6 million and $3.3 million for fiscal 2002 and for fiscal 2001, respectively, resulting from the recording of the incremental fair value of intangible assets in the push down adjustments.

•	In-process research and development. We wrote off in-process research and development of $7.1 million as an expense in fiscal 2001. We did not have any similar expenses in fiscal 2002.

      As described previously under the heading, Application of SFAS No. 109, the net carrying values of the intangible assets pushed down to our consolidated and combined financial statements were reduced to zero. Therefore, commencing in the first quarter of fiscal 2003, we will no longer provide for amortization related to these intangible assets. Furthermore, while we will adopt SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), at the beginning of fiscal 2003, the non-amortization provisions and the impairment tests will not be applicable until such time as we have recorded goodwill and other intangible assets on our balance sheet.

Other Significant Transactions Impacting Our Financial Reporting

      In August 1999, we were formed to acquire Seagate Software Holdings’ business intelligence software business. On November 16, 1999, Seagate Software Holdings contributed the business intelligence software business to us in exchange for 75,000,000 shares of common stock. In October 1999, Seagate Software Holdings entered into a share exchange transaction with Seagate Technology. As a result of a reorganization of Seagate Software Holdings, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology and the minority stockholders of Seagate Software Holdings received Seagate Technology common stock for their Seagate Software Holdings common stock and options. The October 1999 exchange resulted in Seagate Software Holdings recording compensation expense for stock options and shares held less than six months and purchase accounting where shares were held by minority shareholders longer than six months. A portion of the amount of excess purchase price and compensation expense was allocated to us, as explained below.

      On October 20, 1999, the stockholders of Seagate Software Holdings approved the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. The merger was effected on October 20, 1999. Seagate Software Holdings’ assets consisted of the assets of the business intelligence software business and its investment in the common stock of VERITAS. Upon the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. All outstanding options to purchase Seagate Software Holdings common stock were accelerated immediately prior to the merger. In connection with the merger, Seagate Software Holdings’ minority stockholders and optionees received payment in the form of 3.23 shares of Seagate Technology’s common stock per share of Seagate Software Holdings common stock, less any amounts due for the payment of the exercise price of unexercised options. Seagate Technology issued 9,124,046 shares of its common stock to minority stockholders and optionees of Seagate Software Holdings in connection with the merger.

      Seagate Technology accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software Holdings’ common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19.4 million and was recorded as the purchase price of this minority interest and was allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. Seagate Technology accounted for the exchange of shares of its common stock for stock options in Seagate Software Holdings held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. During fiscal 2000, Seagate Technology recorded compensation expense of $283.6 million, plus $2.1 million of employer portion of payroll taxes related to the purchase of the minority interest in Seagate Software Holdings.

      Our consolidated and combined statement of operations for fiscal 2000 included an allocation of compensation expense arising from the October 1999 Seagate Technology exchange of shares of $239.6 million of the total compensation expense of $283.6 million. Compensation expense was allocated to us on the basis of employees specifically identified with our business and for those employees that performed services for us, on the basis of time estimates. We recorded the offsetting entry as a capital contribution from Seagate Technology on the statement of stockholders’ equity. The $2.1 million of employer portion of payroll taxes paid related to our employees and, therefore, we recorded that amount as an expense for fiscal 2000. In addition, we incurred $877,000 of legal and accounting costs in fiscal 2000 in connection with our recapitalization and reorganization.

      Our consolidated and combined financial statements for fiscal 2000 also included an allocation of $1.2 million of the $19.4 million purchase price allocation previously described. The allocation was based on the fair value of our assets relative to the fair value of Seagate Software Holdings. We considered a number of factors in determining our estimated fair value including historical and projected revenues, earnings and cash flows, as well as other factors and our consultations with financial advisors. The allocation of the purchase price to our intangible assets as at October 20, 1999 was as follows (in thousands):

Developed technology	$156
Trademark	36
Assembled work force	47
In-process research and development	25
Goodwill	1,071
Deferred tax liability	(93)

Total purchase price allocated	$1,242

Results of Operations

      The following table sets forth certain consolidated and combined statements of operations data expressed as a percentage of total revenues for the periods indicated:

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Revenues:
Licensing	64%	64%	58%
Maintenance, support and services	36	36	42

Total revenues	100	100	100

Cost of revenues:
Licensing	3	3	3
Maintenance, support and services	21	25	33
Amortization of developed technologies	2	2	—

Total cost of revenues	26	30	36

Gross profit	74	70	64
Operating expenses:
Sales and marketing	43	44	52
Research and development	14	17	22
General and administrative	9	9	14
Amortization of goodwill and other intangible assets	1	1	2
Write-off of in-process research and development	—	4	—
Unusual items	—	1	191
Restructuring costs	—	—	1

Total operating expenses	67	78	282

Income (loss) from operations	7	(8)	(218)
Interest income and other income, net	1	2	—

Income (loss) before income taxes	8	(6)	(218)
Benefit from (provision for) income taxes	(2)	(1)	44

Net income (loss)	6%	(7)%	(174)%

Gross profit %:
Licensing	96%	95%	94%
Maintenance, support and services	40%	31%	22%

Fiscal Years Ended June 28, 2002 and June 29, 2001

Revenues

      The following table sets forth information regarding the composition of our revenues and fiscal year-to-year changes:

		Percent
	June 28, 2002	Change	June 29, 2001

	(dollars in thousands)
Licensing revenues	$140,009	31%	$107,028
Percentage of total revenues	64%		64%
Maintenance, support and services revenues	$77,161	27%	$60,694
Percentage of total revenues	36%		36%
Total revenues	$217,170	29%	$167,722

      Total revenues increased 29% to $217.2 million for fiscal 2002 from $167.7 million for fiscal 2001. In each year presented, 64% of our revenues were derived from license fees for our products. We anticipate that license fees will continue to represent the majority of our total revenues for the foreseeable future.

      The increase in total revenues was primarily attributable to increases in revenues from our direct sales channels. In addition, we increased revenues from our indirect sales channels, mainly through revenues earned through new and existing strategic partnerships. Both of these channels benefited from the release of our Crystal 8 suite of products including Crystal Enterprise 8.0 and 8.5 and Crystal Reports 8.5. While we expect our revenues will continue to grow and we believe that the current demand for our products is strong, the current economic environment and the slowing global economy have resulted in a decline in information technology spending. We believe that this decline may cause our customers and prospective customers to significantly decrease or delay spending on information technology. As a result, we may not be able to maintain the revenue growth rates we have previously achieved.

      The adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, resulted in the reclassification of out-of-pocket reimbursable expenses and an increase in both maintenance, support and services revenues and cost of maintenance, support and services revenues in the amounts of $872,000 and $861,000 for fiscal 2002 and fiscal 2001, respectively.

      Revenues from a third-party customer, Ingram Micro, Inc. (“Ingram”), accounted for $21.0 million for fiscal 2002 and $27.7 million for fiscal 2001. The primary reason for the decrease during fiscal 2002 was the realignment of one of our products from this channel to a direct sales channel. No other customer accounted for 10% or more of our total revenues during these periods.

      Licensing revenues. Licensing revenues consist of license fees for our products. Licensing revenues increased 31% to $140.0 million for fiscal 2002 from $107.0 million for fiscal 2001. The increase in licensing revenues was primarily attributable to an increase in the size and productivity of our direct sales force. In addition, the release of our Crystal 8 suite of products has continued to result in increased revenues in fiscal 2002. Our direct sales force continued to add new customers, while continuing to make additional sales to our existing customers. In addition, the continued development of our strategic and OEM partnerships has increased licensing revenues.

      Maintenance, support and services revenues. Our maintenance, support and services revenues consist of revenues from maintenance related to our products, consulting services, training activities and technical support. Maintenance, support and services revenues increased 27% to $77.2 million for fiscal 2002 from $60.7 million for fiscal 2001. The year-over-year absolute dollar increase in maintenance, support and services revenues was attributable to a higher cumulative installed customer base receiving maintenance. In addition, both consulting and technical support revenues increased as a result of new and existing agreements with our customers, and the initiation of new pricing arrangements for these services.

      Concentration of Customers. The following table sets forth information regarding revenues by the geographic location of our customers:

		Percent
	June 28, 2002	Change	June 29, 2001

	(dollars in thousands)
United States	$147,547	29%	$113,993
Percentage of total revenues	68%		68%
Europe (1)	$41,770	31%	$31,812
Percentage of total revenues	19%		19%
Other (2)	$27,853	27%	$21,917
Percentage of total revenues	13%		13%

(1)	Europe includes South Africa and the Middle East.
(2)	Other includes Canada and the Asia Pacific region.

      Geographically, we experienced strong revenue growth in the U.S. with revenues increasing 29% to $147.6 million for fiscal 2002 from $114.0 million for fiscal 2001. We also experienced continued growth in revenues outside the U.S. with revenues increasing 30% to $69.6 million for fiscal 2002 from $53.7 million for fiscal 2001. The absolute dollar increase in revenues was primarily attributable to the increase in the size and productivity of our direct sales force, which has resulted in increased license revenues and the expansion of our customer base in all regions.

Cost of Revenues

      The following table sets forth information regarding the composition of our cost of revenues and fiscal year-to-year changes:

		Percent
	June 28, 2002	Change	June 29, 2001

	(dollars in thousands)
Cost of licensing revenues	$5,230	(9)%	$5,740
Percentage of licensing revenues	4%		5%
Cost of maintenance, support and services	$46,140	10%	$41,760
Percentage of maintenance, support and services revenues	60%		69%
Amortization of developed technologies	$5,078	66%	$3,050
Percentage of total revenues	2%		2%
Total cost of revenues	$56,448	12%	$50,550
Percentage of total revenues	26%		30%

      Cost of revenues increased 12% to $56.4 million for fiscal 2002 from $50.6 million for fiscal 2001. Cost of revenues as a percentage of total revenues were 26% for fiscal 2002 and 30% for fiscal 2001. The absolute dollar increase for fiscal 2002 in cost of revenues was primarily attributable to increased maintenance, support and services costs associated with increased revenues and a $2.0 million increase in amortization of developed technologies.

      Cost of licensing revenues. Cost of licensing revenues consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. Cost of licensing revenues decreased 9% to $5.2 million for fiscal 2002 from $5.7 million for fiscal 2001. As a percentage of licensing revenues, cost of licensing revenues decreased to 4% for fiscal 2002 from 5% for fiscal 2001. We have continued to realize cost savings relative to the increase in licensing revenues due to initiatives to reduce our production, fulfillment and shipping costs as a percentage of revenue. The cost of licensing revenues may vary depending on the volume, distribution method and mix of software licenses shipped.

      Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues consists of personnel and related overhead costs for maintenance services, consulting, training and technical support. Cost of maintenance, support and services revenues increased 10% to $46.1 million for fiscal 2002 from $41.8 million for fiscal 2001. The absolute dollar increase was the result of costs associated with increased revenues. As a percentage of maintenance, support and services revenues, cost of maintenance, support and services revenues decreased to 60% for fiscal 2002 from 69% for fiscal 2001. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues was primarily the result of the growth of maintenance and technical support revenue without a corresponding increase in the associated costs of these services. In addition, our pricing for such services was slightly higher in fiscal 2002. Cost of maintenance, support and services revenues may vary between periods because of the mix of services and the margins we obtain on those services. We expect the cost of maintenance, support and services revenue to continue to grow in absolute dollars in the future as we continue to expand our customer support and professional services organizations to meet our customers’ demand for our services.

      Amortization of developed technologies. Amortization of developed technologies increased 66% to $5.1 million for fiscal 2002 from $3.1 million for fiscal 2001 and remained constant at 2% of total revenues. At November 22, 2000, existing developed technologies were revalued as part of the New SAC Transaction and effective November 23, 2000, we began amortizing the $15.2 million of developed technologies pushed down to our consolidated and combined statements of operations over 36 months. At June 28, 2002, the net carrying value of the $15.2 million of developed technologies was reduced to zero as a result of the application of SFAS 109. Therefore, commencing in the first quarter of fiscal 2003, we will no longer provide for amortization related to this intangible asset acquired as the result of the New SAC Transaction. The absolute dollar increase for fiscal 2002 is the result of amortization for fiscal 2001 being charged on a different and smaller intangible asset base up to and including the five months ended November 22, 2000.

      Gross Profit. Our gross profit as a percentage of total revenues increased to 74% for fiscal 2002 from 70% for fiscal 2001. We continued to have growth in our gross profit as the result of the low total dollar cost of licensing revenues relative to the total dollar amount of licensing revenues, resulting in improved gross profit margins of 1% over fiscal 2001. In addition, our maintenance, support and services revenues have been growing at a greater rate than the cost of maintenance, support and services revenues, resulting in increased margins of 9% over fiscal 2001.

Operating Expenses

      The following table sets forth information regarding the composition of our operating expenses and fiscal year-to-year changes:

		Percent
	June 28, 2002	Change	June 29, 2001

	(dollars in thousands)
Sales and marketing	$94,449	28%	$73,888
Percentage of total revenues	43%		44%
Research and development	$30,515	4%	$29,236
Percentage of total revenues	14%		17%
General and administrative	$18,464	19%	$15,465
Percentage of total revenues	9%		9%
Amortization of goodwill and other intangible assets	$2,358	17%	$2,023
Percentage of total revenues	1%		1%
Write-off of in-process research and development	$—	(100)%	$7,073
Percentage of total revenues	—		4%
Unusual items	$—	(100)%	$1,851
Percentage of total revenues	—		1%
Restructuring costs	$—	(100)%	$573
Percentage of total revenues	—		—
Total operating expenses	$145,786	12%	$130,109
Percentage of total revenues	67%		78%

      Sales and Marketing. Sales and marketing expenses include salaries, commissions and bonuses earned by sales and marketing personnel, advertising and product promotional activities, travel, facilities, information systems and other related costs. Sales and marketing expenses increased 28% to $94.4 million for fiscal 2002 from $73.9 million for fiscal 2001. As a percentage of total revenues, sales and marketing expenses decreased to 43% for fiscal 2002 from 44% for fiscal 2001. The absolute dollar increase in sales and marketing expenses was primarily associated with increased personnel costs, as a result of increased headcount in our sales force, and higher commissions associated with increased revenues. The decrease as a percentage of revenues results from increased productivity of our sales force. From June 29, 2001 to June 28, 2002, our sales and marketing headcount increased by 25%. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of total revenues as we continue to increase our sales force headcount, increase sales productivity and promote our products and services.

      Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing and information systems costs. Research and development expenses increased 4% to $30.5 million for fiscal 2002 from $29.2 million for fiscal 2001. The absolute dollar increase was primarily associated with personnel costs related to development of future and existing products. Research and development costs decreased to 14% of total revenues for fiscal 2002 from 17% of total revenues for fiscal 2001. The decrease in research and development costs as a percentage of total revenues was the result of revenues increasing at a greater rate than research and development costs. While we have continued to add research and development headcount and continue to release new products, we have also been able to control costs. We expect research and development expenses to continue to vary as a percentage of total revenues in the future as we continue to invest in our products.

      General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and other administrative costs, including bad debt expense. General and administrative expenses increased 19% to $18.5 million for fiscal 2002 from $15.5 million for fiscal 2001. As a percentage of total revenues, general and administrative expenses remained at 9% for fiscal 2002 and fiscal

2001. During the three months ended June 28, 2002 and for all comparative periods, we reclassified information system costs previously including within general and administrative expenses and allocated these costs across the other functional groups consistent with other overhead allocations. The increase in absolute dollars for fiscal 2002 was primarily attributable to higher salary expense associated with our headcount growth and increased outside service costs offset by continued cost management initiatives. We expect general and administrative expenses to vary in absolute dollars and as a percentage of total revenues as we continue to grow.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets increased 17% to $2.4 million for fiscal 2002 from $2.0 million for fiscal 2001. As a percentage of total revenues, amortization of goodwill and other intangible assets remained constant at 1% of total revenues for both fiscal 2002 and fiscal 2001. At November 22, 2000, existing goodwill and other intangible assets were revalued as part of the New SAC Transaction and effective November 23, 2000, we began amortizing the $7.1 million of assembled workforce pushed down to our consolidated and combined statements of operations over 36 months. At June 28, 2002, the net carrying value of the $7.1 million of assembled workforce was reduced to zero as a result of application of SFAS 109. Therefore, commencing in the first fiscal quarter of 2003, we will no longer provide for amortization related to this intangible asset acquired as a result of the New SAC Transaction. The absolute dollar increase was the result of amortization for fiscal 2001 being charged on a different and smaller intangible asset base up to and including the five months ended November 22, 2000.

      Write-off of In-Process Research and Development. We had no write-off of in-process research and development for fiscal 2002. As part of the push down of the purchase price allocation of the New SAC Transaction, $7.1 million of in-process research and development was recorded at November 22, 2000. This amount, which was 4% of total revenues for fiscal 2001, was written off in its entirety in fiscal 2001 as the acquired technologies had not yet reached technological feasibility and there were no future alternative uses.

      Unusual Items. We had no unusual items for fiscal 2002. We recorded $1.9 million of compensation expense, representing 1% of total revenues, during fiscal 2001 that was comprised of non-cash compensation expense attributable to our employees arising from the acceleration and net exercise of Seagate Technology options to purchase 51,500 shares of Seagate Technology common stock held by our employees on November 22, 2000. The options were accelerated and each share was net exercised for merger consideration of 0.4465 shares of VERITAS and $8.55 cash per share of Seagate Technology common stock held. The accelerated vesting and net exercise of these options resulted in this compensation expense.

      Restructuring Costs. We had no restructuring charges during fiscal 2002. Restructuring charges were $573,000 for fiscal 2001 and represented less than 1% of total revenues. The charges for fiscal 2001 related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate our European sales organization. The charges were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. As at June 28, 2002, no amounts remained outstanding.

Interest Income and Other Income, Net

      Interest income and other income, net was comprised of the following:

		Percent
	June 28, 2002	Change	June 29, 2001

	(dollars in thousands)
Interest income	$1,780	(10)%	$1,970
Interest expense	(57)	185%	(20)
Net foreign currency exchange gain (loss)	(404)	(158)%	701

Total interest income and other income, net	$1,319		$2,651

      Net interest income fluctuates depending on movements in the general level of interest rates in the U.S., our average cash and cash equivalents, and our net position under the revolving loan agreement we had with Seagate Technology LLC and the interest rates applied thereon. Historically, net interest income was primarily attributable to interest earned on balances receivable under the revolving loan agreement. Interest income earned on the net receivable balance under this agreement was approximately $301,000 and $1.8 million for fiscal 2002 and fiscal 2001, respectively. Commencing in October 2001, we earned the majority of our net interest income from our cash and cash equivalent balances. As a percentage of total revenues, net interest income decreased from 1% for fiscal 2001 to less than 1% for fiscal 2002. While our cash and cash equivalents balances increased relative to the prior period’s interest earning balances, the average interest rate was lower, resulting in a decrease in net interest income for fiscal 2002.

      Net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. dollars, varies depending upon movements in currency exchange rates.

Income Taxes

		Percent
	June 28, 2002	Change	June 29, 2001

	(dollars in thousands)
Provision for (benefit from) income taxes	$3,300	180%	$1,183
Effective tax rate	20%		(12)%

      We recorded an income tax provision of $3.3 million at an effective rate of 20% for fiscal 2002 compared with a $1.2 million income tax provision at an effective rate of negative 12% for fiscal 2001. The change in the effective tax rate from a negative rate for fiscal 2001 to a positive rate in 2002 is due primarily to the effect of our becoming profitable and as a result of the absence of certain non-cash charges associated with the New SAC Transaction. In addition, the income tax provision for fiscal 2001 included benefits recorded during the period from July 1, 2000 to November 22, 2000 under the tax allocation agreement we had with Seagate Technology. A valuation allowance has been provided for fiscal 2002 and for fiscal 2001 against the deferred tax assets arising primarily from temporary differences and net operating losses carried forward due to the uncertainty of their realizability.

      The effective rate used to record the income tax provision differed from the 35% U.S. federal statutory rate in fiscal 2002 due primarily to the benefits of operating in various foreign jurisdictions, including the availability of research and development investment tax credits in Canada, an increase in the valuation allowance and the inclusion of a reconstituted net operating loss. The increase in the valuation allowance and the inclusion of a reconstituted net operating loss are the results of filing the U.S. federal and state income tax returns for the year ended June 29, 2001 and reflecting a final revised purchase price allocation schedule regarding the November 22, 2000 New SAC Transaction. Other significant items impacted by the above were the recognition of previously deferred revenue and an adjustment to the acquisition related intangible assets.

      The effective rate used to record the income tax provision differed from the 35% U.S. federal statutory rate in fiscal 2001 due primarily to the benefits of operating in various foreign jurisdictions, as well as an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the tax allocation agreement on November 22, 2000 and non-deductible charges arising from push down accounting.

Fiscal Years Ended June 29, 2001 and June 30, 2000

Revenues

      The following table sets forth information regarding the composition of our revenues and fiscal year-to-year changes:

		Percent
	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
Licensing revenues	$107,028	44%	$74,182
Percentage of total revenues	64%		58%
Maintenance, support and services revenues	$60,694	15%	$52,727
Percentage of total revenues	36%		42%
Total revenues	$167,722	32%	$126,909

      Total revenues increased 32% to $167.7 million for fiscal 2001 from $126.9 million for fiscal 2000. The increase in total revenues for fiscal 2001 was primarily attributable to an increase in the size of our sales force subsequent to a turnover of the sales force and certain management positions in October 1999, and an increase in productivity of our sales force since that time. In addition, the release of Crystal Enterprise 8.0 in March 2001 and other product releases in the second half of fiscal 2001 contributed to the overall growth of revenues.

      The adoption of EITF 01-14, resulted in the reclassification of out-of-pocket reimbursable expenses and an increase in both maintenance, support and services revenues and cost of maintenance, support and services revenues in the amounts of $861,000 and $391,000 for fiscal 2001 and fiscal 2000, respectively.

      Revenues from Ingram accounted for $27.7 million for fiscal 2001 and $25.3 million for fiscal 2000, and represented more than 10% of the total revenues in each year. No other customers accounted for 10% or more of our total revenues for fiscal 2001 or fiscal 2000.

      Licensing revenues. Licensing revenues increased 44% to $107.0 million for fiscal 2001 from $74.2 million for fiscal 2000. In fiscal 2000 we experienced significant voluntary and involuntary turnover of our direct sales force in the first half of the fiscal year. We added new members to our sales force throughout fiscal 2000 and continued to invest in our sales force in fiscal 2001 resulting in an increase in the percentage of total revenues represented by licensing revenues. The increase in licensing revenues in fiscal 2001 was primarily attributable to an increase in the size and productivity of our direct sales force compared to fiscal 2000, resulting in an expansion of our customer base. In addition, new product releases during fiscal 2001 and the latter half of fiscal 2000, such as Crystal Reports 8.0 in February 2000, Crystal Reports 8.5 and Crystal Enterprise 8.0 in March 2001, contributed to increases in revenues.

      Maintenance, support and services revenues. Maintenance, support and service revenues increased 15% to $60.7 million for fiscal 2001 from $52.7 million for fiscal 2000. As a percentage of total revenues, maintenance, support and services revenues decreased to 36% of total revenues for fiscal 2001 from 42% of total revenues for fiscal 2000. The year-over-year absolute dollar increases in maintenance, support and services revenues were attributable to the higher cumulative installed customer base, from new and existing customers, which resulted in increased sales of maintenance agreements and consulting services. The decline in maintenance, support and services revenue as a percentage of total revenues resulted from the accelerated growth in our license revenues for fiscal 2001.

      Concentration of Customers. The following table sets forth information regarding revenues by the geographic location of our customers:

		Percent
	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
United States	$113,993	36%	$83,552
Percentage of total revenues	68%		66%
Europe (1)	$31,812	12%	$28,453
Percentage of total revenues	19%		22%
Other (2)	$21,917	47%	$14,904
Percentage of total revenues	13%		12%

(1)	Europe includes South Africa and the Middle East.
(2)	Other includes Canada and the Asia Pacific region.

      Geographically, we experienced strong revenue growth in the U.S. with revenues increasing 36% to $114.0 million for fiscal 2001 from $83.6 million for fiscal 2000. We also experienced continued growth in revenues outside the U.S. with revenues increasing 24% to $53.7 million for fiscal 2001 from $43.3 million for fiscal 2000. The absolute dollar increase in revenues was primarily attributable to the increase in the size and productivity of our direct sales force, which has resulted in increased license sales and the expansion of our customer base in all regions.

Cost of Revenues

      The following table sets forth information regarding the composition of our cost of revenues and fiscal year-to-year changes:

		Percent
	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
Cost of licensing revenues	$5,740	40%	$4,096
Percentage of licensing revenues	5%		6%
Cost of maintenance, support and services	$41,760	1%	$41,156
Percentage of maintenance, support and services revenues	69%		78%
Amortization of developed technologies	$3,050	1431%	$198
Percentage of total revenues	2%		—
Total cost of revenues	$50,550	11%	$45,450
Percentage of total revenues	30%		36%

      Cost of revenues increased 11% to $50.6 million for fiscal 2001 from $45.5 million for fiscal 2000. As a percentage of total revenues, cost of revenues decreased to 30% for fiscal 2001 from 36% for fiscal 2000. The absolute dollar increase in cost of revenues for fiscal 2001 is primarily attributable to a $2.9 million increase in amortization of developed technologies that we recorded as a result of the push down accounting in fiscal 2001 related to the New SAC Transaction. Excluding the effect of the increase in amortization of developed technologies, the cost of revenues increased nominally and not in direct proportion to our growth in total revenues. This was largely attributable to a corporate-wide initiative to manage costs, while supporting revenue growth.

      Cost of licensing revenues. Cost of licensing revenues increased 40% to $5.7 million for fiscal 2001 from $4.1 million for fiscal 2000. As a percentage of licensing revenues, cost of licensing revenues decreased to 5% for fiscal 2001 from 6% for fiscal 2000. The higher cost of licensing revenues as a percentage of licensing revenues for fiscal 2000 was due in part to a write-down of obsolete product materials and also due to initiatives to reduce our production, fulfillment and shipping costs as a percentage of revenue. The increase in cost of licensing revenues in absolute dollars was due primarily to the increased volume of shipments during fiscal 2001.

      Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues increased 1% to $41.8 million for fiscal 2001 from $41.2 million for fiscal 2000. As a percentage of maintenance, support and services revenues, cost of maintenance, support and services revenues decreased to 69% for fiscal 2001 from 78% for fiscal 2000. The decline in cost of maintenance, support and services revenues as a percentage of maintenance, support and services revenues was primarily attributable to an increased use of company personnel rather than sub-contracted consultants to perform customer services and more efficient delivery of some of our support services.

      Amortization of developed technologies. Amortization of developed technologies increased to $3.1 million for fiscal 2001 from $198,000 for fiscal 2000. At November 22, 2000, existing developed technologies were revalued as part of the New SAC Transaction and effective November 23, 2000, we began amortizing the $15.2 million of developed technologies pushed down to our consolidated and combined statements of operations over 36 months. The absolute dollar increase was the result of amortization for fiscal 2000 being charged on a different and smaller intangible asset base up to and including the five months ended November 22, 2000. Amortization for fiscal 2000 related to the amortization of previous allocations of intangible assets to us created by the recapitalization of our business.

      Gross Profit. Our gross profit as a percentage of total revenues increased to 70% for fiscal 2001 from 64% for fiscal 2000. We continued to have growth in our gross profit as the result of the low total dollar cost of licensing revenues relative to the total dollar amount of licensing revenues resulting in improved margins of 1% over fiscal 2000. In addition, our maintenance, support and services revenues have been growing at a greater rate than the cost of maintenance, support and services revenues, resulting in increased margins of 9% over fiscal 2000.

Operating Expenses

      The following table sets forth information regarding the composition of our operating expenses and fiscal year-to-year changes:

		Percent
	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
Sales and marketing	$73,888	12%	$65,752
Percentage of total revenues	44%		52%
Research and development	$29,236	7%	$27,377
Percentage of total revenues	17%		22%
General and administrative	$15,465	(12)%	$17,659
Percentage of total revenues	9%		14%
Amortization of goodwill and other intangible assets	$2,023	(33)%	$3,038
Percentage of total revenues	1%		2%
Write-off of in-process research and development	$7,073	100%	$—
Percentage of total revenues	4%		—
Unusual items	$1,851	n/m	$242,569
Percentage of total revenues	1%		191%
Restructuring costs	$573	(56)%	$1,301
Percentage of total revenues	—		1%
Total operating expenses	$130,109	(64)%	$357,696
Percentage of total revenues	78%		282%

n/m = not meaningful

      Sales and Marketing. Sales and marketing expenses increased 12% to $73.9 million for fiscal 2001 from $65.8 million for fiscal 2000. As a percentage of total revenues, sales and marketing expenses decreased to 44% for fiscal 2001 from 52% for fiscal 2000. The absolute dollar increase in sales and marketing expenses for fiscal 2001 was due primarily to the rebuilding and expansion of our sales force. The decrease as a percentage of total revenues for fiscal 2001 was primarily attributable to the increase in productivity of our sales force and the resultant increase in revenues, the absence of costs associated with the turnover in fiscal 2000, as well as to a decline in marketing expenses.

      Research and Development. Research and development expenses increased 7% to $29.2 million for fiscal 2001 from $27.4 million for fiscal 2000. As a percentage of total revenues, research and development expenses decreased to 17% for fiscal 2001 from 22% for fiscal 2000. The increase in research and development expenses in absolute dollars was due primarily to increases in personnel and related expenses related to development of future and existing products. The decrease in research and development costs as a percentage of total revenues resulted from revenues increasing at a greater rate than research and development costs and the more efficient use of our research and development resources.

      General and Administrative. General and administrative expenses decreased 12% to $15.5 million for fiscal 2001 from $17.7 million for fiscal 2000. As a percentage of total revenues, general and administrative expenses decreased to 9% for fiscal 2001 from 14% for fiscal 2000. The decrease in absolute dollars for fiscal 2001 was primarily attributable to a decline in outside services expense including accounting and other costs related to meeting initial regulatory reporting requirements during fiscal 2000. The decline was also due to more efficient management of general and administrative expenses, including bad debt expenses, which declined by approximately 70% compared to fiscal 2000. This decline was partially offset by increases in salaries and benefit costs related to an increase in personnel.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets decreased 33% to $2.0 million for fiscal 2001 from $3.0 million for fiscal 2000. At November 22, 2000, existing goodwill and other intangible assets were revalued and reduced to zero as part of the New SAC Transaction and effective November 23, 2000, we began amortizing the $7.1 million of assembled workforce pushed down to our consolidated and combined statements of operations over 36 months. The absolute dollar decrease was the result of amortization for fiscal 2000 being charged on a different and larger intangible asset base up to and including the five months ended November 22, 2000. As a percentage of revenue, amortization of goodwill and other intangible assets decreased from 2% for fiscal 2000 to 1% for fiscal 2001 for reasons consistent with the absolute dollar decrease.

      Write-off of In-process Research and Development. As part of the push down of the purchase price allocation of the New SAC Transaction, $7.1 million of in-process research and development was recorded at November 22, 2000. This amount, which was 4% of total revenues for fiscal 2001, was written off in its entirety in fiscal 2001 as the acquired technologies had not yet reached technological feasibility and there were no future alternative uses. We had no write-offs of in-process research and development for fiscal 2000.

      Unusual Items. Unusual items in fiscal 2001 of $1.9 million, or 1% of total revenues, comprised the push down of non-cash compensation expense attributable to our employees arising from the acceleration and net exercise of Seagate Technology options to purchase 51,500 shares of Seagate Technology common stock held by our employees on November 22, 2000. The options were accelerated and each share was net exercised for merger consideration of 0.4465 shares of VERITAS and $8.55 cash per share of Seagate Technology common stock held. The accelerated vesting and net exercise of these options resulted in this compensation expense.

      Unusual items expense for fiscal 2000 of $242.6 million, or 191% of total revenues, comprised the compensation expense and associated expenses attributable to our employees related to the October 1999 Seagate Technology exchange of shares as described previously in this discussion and analysis under the title — Other Significant Transactions Impacting Our Financing Reporting. The $242.6 million of unusual expense we recorded was comprised of $239.6 million of compensation expense, $2.1 million of employer portion payroll taxes thereon and $877,000 of legal and accounting costs related to this transaction.

      Restructuring Costs. Restructuring costs were $573,000, representing less than 1% of total revenues, for fiscal 2001. These charges were related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization. The charges were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At June 29, 2001, amounts remaining accrued but unpaid were not considered significant.

      Restructuring charges were $1.3 million, representing 1% of total revenues, for fiscal 2000. The charges resulted from a company-wide restructuring plan announced in October 1999 to realign resources to better manage and control our business. The charges comprised severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000 and no amounts or further restructuring liabilities related to this plan were outstanding as of June 30, 2000. Any benefits in the form of cost reductions because of reduced salaries were realized by the end of fiscal 2000 and were not expected to continue.

Interest Income and Other Income (Expense), Net

      Interest income and other income, net was comprised of the following:

		Percent
	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
Interest income	$1,970	101%	$982
Interest expense	(20)	(99)%	(1,481)
Net foreign currency exchange gain (loss)	701	35%	519

Total interest income and other income, net	$2,651		$20

      Net interest income fluctuates depending on movements in the general level of interest rates in the U.S., our average cash and cash equivalents, and our net position under the revolving loan agreement we had with Seagate Technology LLC and the interest rates applied thereon. The increase in interest income during fiscal 2001 was primarily attributable to interest earned on balances receivable under the revolving loan agreement during the year on excess cash managed by Seagate Technology LLC on our behalf. During fiscal 2001, we had a net receivable balance from Seagate Technology mainly as the result of cash payments we received for our net operating losses under the tax allocation agreement and we earned $1.8 million on the net receivable balance under the revolving loan agreement. During fiscal 2000, before the realization of this benefit, we had a net payable position due to Seagate Technology followed by a net receivable position later in the fiscal year. We recorded interest expense related to the monthly net payable balance and interest income related to the monthly net receivable balance resulting in $583,000 of net interest expense directly related to the revolving loan agreement with Seagate Technology. The residual interest income or expense in either fiscal year was the result of interest income or expense on our cash balances.

      Net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. dollars, varied depending upon movements in currency exchange rates.

Income Taxes

		Percent
	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
Provision for (benefit from) income taxes	$1,183	n/m	$(55,055)
Effective tax rate	(12)%		20%

      We recorded an income tax provision of $1.2 million at an effective rate of negative 12% for fiscal 2001 compared with a $55.1 million income tax benefit at an effective rate of 20% for fiscal 2000. The change in the effective tax rate from a positive rate in fiscal 2000 to a negative rate in 2001 is due the absence of certain non-deductible compensation expenses recorded in connection with our October 1999 recapitalization and reorganization. In addition, the income tax provision for fiscal 2001 included benefits recorded during the period from July 1, 2000 to November 22, 2000 under the tax allocation agreement we had with Seagate Technology. A valuation allowance for fiscal 2001 and fiscal 2000 has been provided against the deferred tax assets primarily arising from temporary differences and net operating losses carried forward due to the uncertainty of their realizability.

      The effective rate used to record the income tax provision differed from the 35% U.S. federal statutory rate in fiscal 2001 due primarily to the benefits of operating in various foreign jurisdictions which have differing tax treatments as compared to the U.S., as well as due to an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the tax allocation agreement on November 22, 2000 and non-deductible charges arising from push down accounting. The effective rate used to record the income tax benefit in fiscal 2000 was less than the 35% U.S. federal statutory tax rate due primarily to non-deductible expenses incurred in foreign jurisdictions in connection with the October 1999 recapitalization and reorganization of our Company, including the October 1999 Seagate Technology exchange of shares.

Selected Quarterly Financial Data (Unaudited)

      The table below shows selected data from our unaudited quarterly consolidated statements of operations for each of the four three month periods in fiscal 2002 and fiscal 2001. We derived this selected financial data from our unaudited consolidated financial statements, which, in our opinion, have been prepared on the same basis as our audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the three month periods ended

	June 28,	Mar. 29,	Dec. 28,	Sept. 28,	June 29,	Mar. 30,	Dec. 29,	Sept. 29,
	2002	2002	2001	2001	2001	2001	2000	2000

	(in thousands, except per share data)
Total revenues	61,374	56,175	51,570	48,051	46,521	43,785	40,395	37,021
Gross profit	45,711	41,706	38,145	35,160	32,706	30,653	28,251	25,562
Income (loss) from operations	5,393	4,324	3,025	2,194	1,610	(435)	(10,985)	(3,127)
Net income (loss)	$3,871	$4,023	$2,640	$2,421	$564	$(1,546)	$(8,308)	$(2,179)

Net income (loss) per share — basic	$0.05	$0.05	$0.03	$0.03	$0.01	$(0.02)	$(0.11)	$(0.03)

Net income (loss) per share — diluted	$0.05	$0.05	$0.03	$0.03	$0.01	$(0.02)	$(0.11)	$(0.03)

      During the three months ended March 29, 2002, the adoption of EITF 01-14 resulted in the reclassification of out-of-pocket reimbursable expenses and an increase in maintenance, support and services revenues and related costs of revenues. During the three months ended June 28, 2002 and for all comparative periods, we reclassified our information systems costs, which were previously included in general and administrative operating expenses, across the other functional groups consistent with other overhead allocations. This retroactive reclassification resulted in changes to gross margins and total operating expenses. Neither of these reclassifications impacted income (loss) from operations or net income (loss) during any of the periods presented.

      For the three months ended December 29, 2000, the net income (loss) presented includes non-cash charges totaling $8.9 million arising in connection with the New SAC Transaction. Operating expenses included a $7.1 million write-off of in-process research and development and the push down of $1.9 million of non-cash compensation expense. We did not incur such non-cash charges in any other quarterly period presented.

      Our total revenues have continued to increase quarter over quarter during the periods presented, however, there can be no assurance that these increases will continue. Quarterly fluctuations are caused by a number of factors, including demand for our products and services, size and timing of specific sales, product and price competition, timing and market acceptance of new product introductions and product enhancements by us and our competitors, the length of our sales cycle, personnel changes, budgeting cycles of our customers, changes in technology and changes caused by the rapidly evolving market for business intelligence products. Many of these factors are beyond our control. Therefore, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

Liquidity and Capital Resources

		Percent		Percent
	June 28, 2002	Change	June 29, 2001	Change	June 30, 2000

	(dollars in thousands)
Working capital	$24,434	127%	$10,750	21%	$8,860
Cash and cash equivalents	71,451	108%	34,379	849%	3,621
Net cash provided by (used in) operating activities	41,069	215%	13,037	160%	(21,649)
Net cash used in investing activities	(9,877)	3%	(9,594)	51%	(6,356)
Net cash provided by financing activities	5,294	(81)%	27,810	16%	24,052

     Revolving Loan Agreement and Cash Management Arrangement

      Prior to the New SAC Transaction, as part of a general services agreement, Seagate Technology provided cash management services for us. After the closing of the New SAC Transaction, during a transition period, Seagate Technology LLC continued to provide these services for us. We began performing these cash management functions internally during the first quarter of fiscal 2002.

      Prior to fiscal 2001, some of our working capital requirements were financed by borrowings from Seagate Technology available to us under a revolving loan agreement. These borrowings were available to us under a revolving loan agreement with Seagate Technology that was subsequently amended on July 4, 2001 and renewed with Seagate Technology LLC. The revolving loan agreement originally provided for maximum outstanding borrowings of up to $60 million, however, on renewal at July 4, 2001 the amount provided was reduced to $15 million. The revolving loan agreement expired on July 4, 2002 and was not renewed. There was no outstanding receivable or payable balance under this agreement at June 28, 2002 or upon its expiration.

     Cash Flows

      Our cash and cash equivalents totaled $71.5 million at June 28, 2002, representing 53% of our net tangible assets, an increase of $37.1 million, or 108%, from $34.4 million at June 29, 2001. At June 28, 2002, $66.6 million of our cash and cash equivalents was held in U.S. dollar denominated bank deposits or highly liquid investments which include marketable securities which are principally money market funds, commercial paper, market action preferreds and term deposits. The remaining portion of our cash balances is denominated in the local currencies of our foreign operations, including Canadian Dollars, British Pounds Sterling, Japanese Yen, Euros and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our cash equivalents are maintained in highly rated instruments.

      Operating activities. Operating activities provided cash of $41.1 million in fiscal 2002, primarily from income after adjustments to exclude non-cash charges including depreciation and amortization of $12.7 million, and the net receipt of approximately $5.4 million of income tax refunds, an increase in deferred revenue, partially offset by an increase in accounts receivable. Operating activities provided cash of $13.0 million in fiscal 2001, primarily from income after adjustments to exclude non-cash charges including $1.9 million of non-cash compensation expense, a $7.1 million write-off of in-process research and development and $9.4 million of depreciation and amortization. The net favorable change in operating assets and liabilities was comprised mainly of a $4.0 million receivable from Seagate Technology under the tax allocation agreement, an increase in accounts receivable and increased deferred revenue. Operating activities used cash of $21.6 million in fiscal 2000, primarily from income after adjustments to exclude non-cash charges including $239.6 of non-cash compensation expense, a $66.2 million increase in income tax benefits received from Seagate Technology under the tax allocation agreement and $7.5 million of depreciation and amortization. Other changes included an increase of $13.3 million in accrued employee compensation, offset by a $24.2 million decline in accounts receivable.

      Investing activities. Investing activities used cash of $9.9 million in fiscal 2002, consisting of purchases of property and equipment, due primarily to the purchase of computer equipment and costs related to the purchase and implementation of a global enterprise resource planning system. Investing activities used cash of $9.6 million in fiscal 2001, due primarily to leasehold improvements, the purchase of computers, furniture and office equipment. Investing activities used $6.4 million in fiscal 2000 for the purchase of equipment. Purchases of property and equipment are expected to be higher in fiscal 2003 than fiscal 2002 due to continued improvements to our information systems infrastructure and costs related to the completion of purchase and implementation of our global enterprise resource planning system.

      Financing activities. Financing activities provided cash of $5.3 million in fiscal 2002, due primarily to the repayment by Seagate Technology LLC of the remainder of the receivable balance under the revolving loan agreement which was $4.3 million (which was offset by net operating borrowings of $871,000) and cash received of $1.9 million from the issuance of common stock upon the exercise of stock options. Financing activities provided cash of $27.8 million in fiscal 2001, due primarily to the repayment by Seagate Technology LLC of $31 million of the receivable balance under the revolving loan agreement (which was offset by net operating borrowings of $4.8 million) and cash received of $1.6 million from the issuance of common stock upon the exercise of stock options. Financing activities provided cash of $24.0 million in fiscal 2000, due primarily to borrowings from Seagate Technology under the revolving loan agreement.

      The following table summarizes our facilities operating lease commitments as of June 28, 2002:

	Fiscal Years

	Total	2003	2004-2005	2006-2007	After 2007
Contractual Obligations
Operating leases	$50,804	$7,159	$12,351	$7,442	$23,852

      On June 27, 2002, we signed a non-binding term sheet and at September 26, 2002 we were negotiating an agreement for an accounts receivable based bank line of credit with Comerica Bank providing for up to a maximum of $15 million in borrowings for general working capital purposes.

      We entered into a overdraft credit facility with The Bank of Nova Scotia (the “Bank”) during fiscal 2002 whereby the bank will provide up to Cdn. $4 million dollars credit for certain overdrafts. The overdraft balances, if any, attract interest computed at the bank’s prime lending rate payable monthly. The facility is collaterized by a guarantee of the present and future indebtedness and liability incurred by us to the Bank. Seagate Technology International, an indirect subsidiary of New SAC, has provided this guarantee.

      During fiscal 2002 and fiscal 2001, our principal source of liquidity has been our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flow. However, we believe that cash from operations together with existing cash and cash equivalents, the overdraft agreement with The Bank of Nova Scotia, and anticipated borrowings from Comerica Bank being negotiated currently will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting for business combinations and includes new criteria for recognizing intangible assets separately from goodwill. The adoption of SFAS 141 has not had a material effect on our consolidated financial position or results of operations. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are deemed to have a definite life will continue to be amortized over their estimated useful life. The standard also establishes guidance for testing for impairment of goodwill and other intangible assets with indefinite useful lives. The provisions of SFAS 142 will apply to us beginning in fiscal 2003. We do not expect that the adoption of SFAS 142 will have a material impact on our consolidated financial position or results of operations, as there are no remaining intangible assets on the consolidated balance sheet as at June 28, 2002.

      In October 2001, the FASB approved the issuance of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. The provisions of SFAS 144 will apply to us beginning in fiscal 2003. We do not expect that the adoption of SFAS 144 will have a material impact on our consolidated financial position or results of operations.

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

Risks Relating to Our Business

     We cannot assure you that we will remain profitable because we have operated our business on a stand alone basis for a relatively short period of time.

      We have incurred significant losses since our inception to and including June 29, 2001. While we achieved profitability in fiscal 2002, there is no assurance that we will be able to sustain and increase profitability on a quarterly or annual basis. We incurred net losses of $221.2 million for fiscal 2000, $11.5 million for fiscal 2001, and net income of $13.0 million for fiscal 2002. We expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenues do not keep pace with our expected increase in expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

     We are subject to significant quarterly fluctuations in our operating results due to a number of varying factors, including changes in demand for our products and changes in the mix of our revenues, and the unpredictability of our quarterly results may cause our stock price to decline.

      We often experience a high volume of sales at the end of our quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are disproportionate to our actual sales. If this were to happen, we would not be able to reduce these costs in a timely manner and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may continue to be subject to significant quarterly fluctuations as a result of a number of other factors including:

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	disruption and delay of business processes generally due to man-made or natural disasters;

•	the size and timing of orders from and shipment of products to major customers;

•	our ability to develop, introduce and market new products and product enhancements in a timely fashion;

•	market acceptance of and demand for business intelligence and enterprise reporting software, generally, and our products in particular;

•	the length of our sales cycles;

•	changes in the prices of our products and our competitors’ products;

•	the mix of products and services of our customer orders, which can affect the timing of our recognition of revenues;

•	the amount of customization required for our customer orders, which can affect the timing of our recognition of revenues;

•	our ability accurately to predict the rate and timing of conversion of our sales prospects into actual revenues;

•	the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

•	changes in our operating expenses;

•	competition and consolidation in our industry;

•	the timing of new product releases; and

•	seasonal factors, such as our typically lower pace of sales in our first fiscal quarter.

     Our forecasts are only estimates and if we overestimate revenues, our operating results may be harmed if we cannot adjust our costs in a timely manner.

      Our management and sales force use a pipeline system to estimate sales and identify trends in our business. Our sales personnel monitor the status of all proposals, estimate the date on which a customer is expected to make a purchasing decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate an analysis of our sales pipeline. While this pipeline analysis provides us with some guidance in business planning and budgeting, our estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our pipeline into actual revenues could cause us inaccurately to plan or budget and those variations could adversely affect our business. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled, which would adversely affect the overall rate and timing of conversion of our pipeline into actual revenues, and our business, operating results and financial condition could be materially adversely affected.

     Our products have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

      To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. As a result, we may wait six to 12 months after the first contact with a potential customer for that potential customer to place an order while the potential customer seeks internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the potential customer’s budget and purchasing priorities may change, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

     If the recent economic slowdown continues and our customers delay or cancel purchases of our software, then our results of operations may be harmed.

      The growth and profitability of our business depend on the overall demand for computer software and services, particularly in the business intelligence and information management segments. If our customers continue to experience recession or other economic conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

      We cannot predict what impact the recent economic slowdown in the United States and other countries will have on the business intelligence software market or our business in particular, but it may result in fewer purchases of licenses of our software or substitution to our lower priced configurations by our customers who previously licensed our higher priced configurations. If the current economic slowdown continues, our business, operating results and financial condition could be materially and adversely affected.

     Our growth may not continue at historical growth rates.

      Although we have experienced significant revenue growth over the past two fiscal years, we cannot assure you that we will continue to grow. If we do grow, we cannot assure you that we will be able to maintain the historical rate or extent of such growth in the future.

     We have grown quickly and if we fail to manage our growth, our ability to generate new revenues and achieve profitability may be harmed.

      Our future operating results will depend on our ability to manage growth, continuously hire and retain significant numbers of qualified employees, and accurately forecast revenues and control expenses. To manage our growth and expansion, we need continuously to improve and implement our internal systems, processes and controls. For example, we began to implement an enterprise resource planning system in May 2002. If we do not successfully install, test and adopt this system as scheduled, our business may be harmed by the management distraction, lack of availability of desired information and expense of the unsuccessful implementation. If we are unable successfully to do so then our business, operating results and financial condition could be materially adversely affected.

     Our revenues depend upon a large number of small orders from our large distributors and if any of those distributors were to limit or terminate its orders, then our revenues would be reduced significantly.

      Sales to a small number of distributors generate a disproportionate amount of our revenues. For example, we derived 10% in fiscal 2002 and 16% in fiscal 2001 of our total revenues from sales to Ingram. If Ingram materially reduces its purchases from us, our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other distributors or OEMs do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant distributors or OEMs will continue to purchase our products at their historical or current levels.

     We rely on our distributors and OEMs to market and distribute our products and if we fail to maintain and expand these sales channels, our ability to increase our revenues could be harmed.

      We generate a substantial portion of our revenues by selling our products to distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because distributors and OEMs carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors and OEMs are also generally entitled to terminate their relationship with us at any time. Thus, although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend upon the continued cooperation of each party with us. Divergence in strategy, change in forms, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

     We have a strategic relationship with Microsoft Corporation, and if we are no longer able to sell our products bundled with Microsoft’s, our revenues and financial condition would be harmed.

      We have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft’s, and we have developed and are developing certain utilities and products to be a part of Microsoft’s products. If Microsoft reduces the nature and extent of its relationship with us and instead develops a relationship with one of our competitors, our business, operating results and financial condition may be impacted in the long term.

     We will not be able to maintain our sales growth if we do not attract and motivate qualified sales and marketing personnel.

      We have made significant expenditures in recent years to expand our sales force and marketing staff. Our future success will depend in part upon the productivity of our sales force and marketing staff. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success. We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in accordance with our plans. Even if we hire and train sufficient numbers of sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenues to exceed these costs.

     We may have difficulties providing and managing the increased technical stability, performance and support requirements of an evolving market, which could cause a decline in our revenues and an increase in our expenses.

      We are increasingly focusing our selling efforts on larger, enterprise-wide deployments of our products. Many of these deployments are on a Unix platform, and require greater technical stability, performance and support than we have typically had to provide in the past. We may have difficulty providing and managing these increased technical requirements. Any such difficulty could cause us to lose existing customers, limit us to smaller deployments and cause us to expand our research and development and technical support costs which could cause a decline in our revenues and an increase in our expenses.

Risks Related to Our Industry and Competition

     If the market in which we sell our business intelligence software does not grow as we anticipate, our revenues will not grow.

      If the market for our business intelligence software does not grow as quickly or become as large as we anticipate, our revenues will not grow. Our market is still emerging, and our success depends upon its growth. Our potential customers may:

•	not understand or see the benefits of using our products;

•	not achieve favorable results using our products;

•	experience technical difficulty in implementing our products; or

•	use alternative methods to solve the same business problems.

     If our products are not compatible with various operating systems, we may lose revenues.

      Our products are used in combination with various operating systems. Our future success depends on our ability to continue to support popular operating systems and databases. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of Microsoft’s operating system products. In May 2002, we made Crystal Enterprise 8.5 generally available, which runs on both UNIX and Microsoft platforms. Although we intend to continue to invest substantial resources to develop a complete UNIX product line, we cannot be certain that we will be able to introduce other product lines on a timely or cost-effective basis or at all or that these UNIX products will be accepted by our customers. If we are unable to develop and market, on a timely and cost-effective basis, product enhancements or new products that respond to changes in these currently popular operating systems and databases, our sales will decrease and our results of operations will be harmed.

     If our present and potential strategic partners begin selling business intelligence products, our operating results may suffer.

      We face indirect competition from present and potential strategic partners that could decide to develop business intelligence products. If Microsoft or our other strategic partners were to develop and market business intelligence products, it would have a material adverse effect on our business, results of operations and financial condition. If we fail to compete successfully against these new market entrants, our business, operating results and financial condition may be materially adversely affected.

     Our revenue could be reduced if current or future competitors make acquisitions in order make their products more attractive to our mutual customer base.

      We expect additional competition from other established and/or emerging companies as a result of future software industry consolidations. Current or future competitors may make strategic acquisitions or establish strategic partnerships, increasing the ability of their products to address the needs of our customers. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

     New product introductions and pricing strategies by our competitors could adversely affect our ability to license our products and could result in pressure to price our licenses in a manner that reduces our margins.

      We compete principally with vendors of:

•	integrated reporting, analysis and delivery software; and

•	ad hoc analysis software.

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

     Because some of our current competitors have been in business longer than us and have pre-existing relationships with our potential customers, we might not be able to achieve sufficient market penetration to sustain profitability or gain additional market share.

      Rapid technological advances, changing customer requirements and frequent new product and service introductions and enhancements and evolving industry needs characterize the market for business intelligence software and services. Some of our competitors have been in business longer than we have and have significantly greater financial, technical, sales and marketing resources and greater name recognition than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we are able to do. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced gross margins and reduced revenues.

     Technological advances and evolving industry standards could adversely impact our future product sales.

      The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our applications. We cannot assure you that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products. Additionally, even if we are able to generate new products and product enhancements in a timely and cost-effective manner, we cannot assure you that our new products and product enhancements will achieve market acceptance.

     Due to the length of our product development cycle, if we fail to rapidly react to market forces, we may be unable to develop new products or improve our existing products to meet the new market demands.

      Business intelligence software is inherently complex, and it can take a long time to develop and test major new products and product enhancements. In addition, customers may delay purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. Our future success will depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis. In particular, we cannot assure you that we have developed the appropriate products to respond effectively to the growing market interest in web-based software, or if so, whether we can continue to bring those products to market in a timely and cost-effective basis and distribute those products in the face of competition from similar products developed by existing or new competitors. We cannot assure you that market interest in web-based software will continue at the same rate, or that alternative methods of deploying software will not become more popular. If we are unable to identify a shift in the market demand quickly enough, we may not be able to develop products to meet those new demands, or bring them to market in a timely way. Such failure to respond to changing market conditions could materially adversely affect our business, operating results or financial condition.

Risks Related to Our Intellectual Property

     If we fail to protect our intellectual property rights, our end customers or potential competitors might be able to use our technologies to develop their own solutions, which could weaken our competitive position or reduce our revenues.

      Our success is heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:

•	patents;

•	copyrights;

•	trademarks and trade secret rights;

•	state and common law trade secret laws;

•	confidentiality procedures;

•	employee and third party nondisclosure agreements; and

•	licensing restrictions.

      These efforts provide only limited protection. We also rely in part on shrink-wrap licenses that are not signed by end users and, therefore, may be unenforceable under the laws of certain jurisdictions.

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

     We have invested substantial resources in developing our products and our brand, and our operating results would suffer if we were subject to a protracted infringement claim or one with a significant damage award.

      Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot be sure that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party’s rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of the merit of our defense, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition in the following ways:

•	require costly litigation to resolve;

•	absorb significant management time;

•	require us to enter into unfavorable royalty or license agreements;

•	require us to cease selling our products;

•	require us to indemnify our customers; or

•	require us to expend additional development resources to redesign our products.

     The inability to obtain third-party licenses required to manufacture or develop our products could require us to obtain substitute technology of inferior quality or performance standards or at a greater cost, which could harm our business, financial condition and results of operations.

      We occasionally license certain technologies from third parties to be used in our products, generally on a non-exclusive basis. The termination of these licenses, or the failure of the third-party licensors adequately to maintain or update their products, could delay our ability to ship certain of our products while we seek to implement alternative technology offered by other sources. In addition, alternate technology may not be available on commercially reasonable terms or at all. If we are unable to obtain necessary or desirable third-party technology licenses, our business, operating results and financial condition could be materially adversely affected.

     Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

      Software products as complex as those we offer frequently contain undetected errors, defects, failures or viruses especially when first introduced or when new versions or enhancements are released or are configured to individual customer systems. Despite product testing, our products may contain undetected defects, errors or viruses. If our products have errors, they could:

•	cause a negative customer reaction that could reduce future sales;

•	generate negative publicity regarding us and our products;

•	harm our reputation;

•	reduce or limit customers’ adoption of our products;

•	require us to incur additional service and warranty costs;

•	require us to make extensive changes to the product;

•	require us to divert additional development resources; or

•	result in customers’ delaying their purchase until the errors or defects have been remedied, which would cause our revenues to be reduced or delayed.

      Any of these occurrences could have a material adverse effect upon our business, operating results or financial condition.

      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future U.S. federal, state or foreign laws or ordinances or unfavorable judicial decisions may make these provisions ineffective. Because our products are used in system management, resource optimization and business intelligence applications, our liability could be substantial if we receive an unfavorable judgment. In addition, our insurance against product liability risks may not be adequate to cover a potential claim.

     Government regulations, particularly regarding the import and export of products, could negatively affect our revenues.

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

      Our growing business, e-business and our marketing strategy depend upon our receiving personal information about subscribers. Privacy concerns may cause some potential subscribers to forego subscribing to our service. If new laws or regulations prohibit us from using information in the ways that we currently do, or if users opt out of making their personal preferences and information available to us and our affiliates, this could have a material adverse effect on our business, operating results and financial condition. If personal information is misused by us, our legal liability may be increased and our growth may be limited.

      Our success depends on increased use of the Internet for e-commerce and other commercial and personal activities. Consumers and businesses may choose not to use the Internet for a number of reasons, including:

•	internet access costs;

•	inconsistent service quality;

•	unavailability of cost-effective, high-speed service;

•	perceived security risks, such as a lack of confidence in encryption technology; and

•	privacy concerns.

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

Other Risks Related to Our Business

     We derive a substantial portion of our revenues from customers outside of the United States, and our failure to address the difficulties associated with marketing, selling and supporting our products outside the United States, in addition to the attendant risks of operating internationally, could cause our sales to decline.

      We have significant international operations including development facilities, sales personnel and customer support operations. For example, we derived 32% in fiscal 2002 and fiscal 2001 of our total revenues from sales outside of the United States. As part of our business strategy, we plan to continue to expand into additional international markets. Our international operations are subject to certain inherent risks including:

•	fluctuations in currency exchange rates;

•	import and export restrictions, as well as tariffs;

•	technical difficulties associated with product localization;

•	lack of acceptance of localized products;

•	longer payment cycles for sales in certain foreign countries;

•	difficulties in staffing and managing international operations;

•	higher operating costs;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potentially adverse tax consequences;

•	management of an enterprise spread over various countries;

•	exposure to different legal standards or risk; and

•	the burden of complying with a wide variety of foreign laws.

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

     The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

      Our future performance depends to a significant degree upon the continued service of our key members of management, as well as our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees is bound by an employment agreement for any specific term. We may experience vacancies in key roles from time to time that may impact our future performance. Replacement of any officer or key employee is subject to the inherent risk of integration. The loss of one or more of our key personnel may have a material adverse effect on our business, operating results and financial condition.

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

     We are in the process of adopting an enterprise resource planning system, which may result in a short-term negative impact on our operating expenses and capital expenditures, particularly if the implementation takes longer than we expect.

      In May 2002, we began to implement a global enterprise resource planning system. We anticipate that the implementation may not be completed until the end of fiscal 2003. We anticipate that the system will increase our internal operational and financial efficiencies and increase information analysis. However, we expect that the implementation will be a complex and labor-intensive process that will require us to invest a substantial amount of time, money and resources. Because the enterprise resource planning software will be configured for our operations, we expect that we may have difficulties with the configuration that will need to be resolved in an expeditious manner. We believe that the failure to implement this system in a timely fashion could have a material impact on our operating expenses and internal data gathering and analysis. The most likely negative effects we may experience in connection with the implementation of this system would be:

•	overtime work of our employees and the temporary use of outside resources may be required to resolve any software configuration issues and/or to process transactions manually until necessary issues are resolved;

•	disruption to our operations if the transition to the new enterprise resource planning system is not effected smoothly or if this system does not perform as expected; and

•	increased demands on the time of our employees to resolve software configuration issues unique to our own applications.

     Future changes in accounting standards could cause adverse unexpected revenue fluctuations or impact on our results of operations.

      Future changes in accounting standards including those affecting recognition of revenues or accounting for stock options, could require us to change our accounting policies. If a change in accounting standards caused us to defer revenues recognized in current periods to subsequent periods, accelerate recognition of deferred revenues to current periods or incur expenses related to the grant of stock options to employees, we may experience charges that negatively impact our operating results.

     If we acquire any companies or technologies in the future, they could prove difficult to integrate, disruptive to our business, dilute stockholder value and/or adversely affect our operating results.

      We intend to expand through internal growth, as well as to pursue strategic acquisitions, as part of our business strategy. We may not be able to identify suitable candidates for acquisition or investment strategy. If we are able to identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms. However, if we were to complete an acquisition, the acquisition could involve numerous risks including:

•	difficulty integrating the operations and products of the acquired business;

•	potential disruption of our ongoing business and the distraction of management;

•	unanticipated expenses related to technology integration;

•	risk of entering a market where we have limited or no prior experience; and

•	the potential loss of key employees or customers of the acquired company.

      If we make acquisitions in the future, acquisition related accounting charges may impact our balance sheet and operating results. We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

     There is no established trading market for our common stock, and there may never be any trading market established.

      Our common stock is not listed on any stock exchange, over-the-counter market or other quotation system. We have not registered shares of our common stock for sale to the public or registered for resale shares held by our stockholders or that may be acquired by our optionees. We may never register our common stock for sale to the public or apply for quotation of our shares on any exchange, over-the-counter market or quotation system. If no such registration occurs, a purchaser of our common stock will not be able to dispose of the shares the purchaser acquires from us unless the purchaser can rely on a applicable exemption from registration, such as Rule 144 under the Securities Act of 1933. We may not comply with the criteria required for a holder of our common stock to utilize a given exemption.

      In the event that a trading market for our common stock develops, the market prices of our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

Risks Related to our Relationship with New SAC and Seagate Technology

     As a result of the sale of Seagate Technology and our former parent, Seagate Software Holdings, to VERITAS, we may face indemnity claims and if we are compelled to pay any indemnity claims, our business may be significantly harmed.

      In November 2000, an investor group purchased the operating businesses of Seagate Technology, our former indirect parent, and in connection with that transaction Seagate Technology and our former direct parent, Seagate Software Holdings were sold to VERITAS. In a concurrent transaction, Seagate Technology sold all of its operating assets (including our company) to New SAC, a company controlled by a group of investors including Silver Lake Partners, Texas Pacific Group and some of the former officers of Seagate Technology. We and New SAC have agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with our operating assets. As a result, we continue to face possible liability for actions, events or circumstances arising or occurring both before and after the sale of Seagate Technology and Seagate Software Holdings to VERITAS. Some areas of potential liability include:

•	tax liabilities;

•	obligations under federal, state and foreign pension and retirement benefit laws; and

•	existing and future litigation.

      As a result of our obligations to indemnify VERITAS, we could experience a material adverse effect on our business and financial performance.

     Because New SAC controls our Board of Directors, your ability to influence corporate matters will be greatly limited.

      Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 80% of our common stock on a fully diluted basis and five of the seven members of our board of directors were appointed by or are officers of New SAC. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to change the direction of our business, our operating budget, possible acquisitions or sale of our company.

Risks of Litigation

     From time to time, we have to defend lawsuits and may have to pay damages in connection with alleged failures of our products or services, or, in the context of patent litigations, we may lose significant intellectual property rights.

      In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions, Inc. The original pleading alleged a breach of an oral agreement and infringement of a Vedatech U.K. copyright in one of our products and sought monetary and injunctive relief. In August 2000, Vedatech obtained permission to amend its action to include claims for unjust enrichment, unlawful interference and quantum meruit. In May 2001, Vedatech sought to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and sought forfeiture to Vedatech of all infringing software copies. Of the relief sought, only a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices initially was settled. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for the quantum meruit. The court ordered the parties to mediate that quantum of that claim and, in August 2002, we came to a mediated settlement with Vedatech. The mediated settlement is not material to our operations and contains no continuing obligations. On September 24, 2002, however, we received documents indicating Vedatech is seeking to set aside the settlement.

      We are subject to litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

      Our exposure to market rate risk for changes in interest rates relates to our cash and cash equivalents and to our revolving loan agreement as described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” At June 28, 2002, $66.6 million of the $71.5 million balance of our cash and cash equivalents was held in U.S. dollar denominated bank deposits and short-term money market investments. The remainder of our cash and cash equivalents was denominated in the local currencies of our foreign operations.

      Our interest income and expense will fluctuate depending on the general level of interest rates in the U.S. and our average cash and cash equivalents. Our interest income and expense fluctuated based on our net outstanding loan balance receivable from or payable to Seagate Technology LLC, LIBOR and Seagate Technology LLC’s in-house portfolio rate during fiscal 2002, fiscal 2001 and fiscal 2000. The principal portion of our cash and cash equivalents are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. For fiscal 2002 and fiscal 2001, a hypothetical 100-basis point move in interest rates would have resulted in approximately a 3% and 2% variance, respectively, in our net income (loss).

     Equity Price Risk

      We do not have any investments in equity or debt securities traded in the public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

     Foreign Currency Risk

      We conduct business on a global basis in international currencies. As such, fluctuations in foreign currency exchange rates relative to the U.S. dollar may have an adverse or beneficial impact on our financial condition and results of operations. The majority of our sales are denominated in U.S. dollars, the currency in which we report our financial statements. During fiscal 2002, 2001 and 2000, we derived 32%, 32% and 34% of our total revenues, respectively, from sales outside the U.S. These revenues are largely denominated in local currencies. To date, the foreign exchange gains and losses on transactions reported by our foreign subsidiaries have not been significant. We conduct a portion of our business in currencies other than the U.S. dollar. The functional currency of most of our foreign operations is the applicable local currency.

      We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely or beneficially impact overall expected profitability. Assets and liabilities of the majority of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to stockholders’ equity, within comprehensive income (loss). While the majority of our foreign operations fund their operations from local denominated revenues, the conversion of U.S. dollars to other currencies such as Canadian dollars and British pounds may result in foreign exchange gains and losses.

      We incur a large portion of our expenses in Canadian dollars and we may incur foreign exchanges gains or losses, which are recorded in our statement of operations, as the functional currency of our Canadian subsidiary is the U.S. dollar. As such, we may experience significant foreign exchange gains or losses as the result of timing differences between expenses being incurred and paid. During fiscal 2002, the Canadian dollar weakened relative to the U.S. dollar, which contributed to a net foreign exchange loss on our statement of operations. In addition, we may be subject to increased U.S. dollar costs as the result of a strengthening Canadian dollar.

      For fiscal 2002, a hypothetical combined variation of 10% in the exchange rates of our main currencies in which we conduct business would have generated a combined 2.5% variation in our revenues, offset by a 2.1% combined variation in our expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. To date, we have not engaged in hedging the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful of that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations

Item 8.     Financial Statements

      The Consolidated and Combined Financial Statements and related Notes and the report of the independent auditors, are set forth on pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Our directors and executive officers and certain information about them as of August 30, 2002 are as follows:

			Director or
			Executive Officer
Name	Age	Position	Since

Gregory B. Kerfoot	42	President, Chief Executive Officer and Chairman of the Board of Directors	1999
William Gibson	53	Chief Operating Officer	2000
Eric Patel	45	Chief Financial Officer	1999
Anthony L. Wind	40	Chief Technical Officer	2002
Andrew L. Handford	36	Vice Presidents, Products	2002
Stephen J. Luczo	45	Director	1999
Donald L. Waite	69	Director	1999
David J. Roux	45	Director	2001
John W. Thompson	53	Director	2001
Justin T. Chang	35	Director	2001
Fred D. Anderson	58	Director	2002

      Mr. Kerfoot has served as our Chief Executive Officer since August 2000 and as President and a Director since August 1999. Mr. Kerfoot was appointed as our Chairman of the Board of Directors in July 2002. Mr. Kerfoot joined Seagate Technology in May 1994 when Seagate Technology acquired Crystal Computer Services, Inc. He continued as Director of Research and Development for the Crystal business. In May 1996, he was appointed President of the Seagate Software business and later in the year was named Executive Vice President and General Manager of the Seagate Software business. In fiscal 1998, Mr. Kerfoot was named Chief Strategic Officer for Seagate Software Holdings, as well as Executive Vice President and General Manager of the Seagate Software business. In August 1999, he was also appointed as our Chief Operating Officer.

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

      Mr. Luczo served as our Chairman of the Board of Directors from August 1999 to July 2002 and served as our Chief Executive Officer from August 1999 to August 2000. Mr. Luczo became the Chief Executive Officer and a director of Seagate Technology LLC and New SAC on November 22, 2000. From July 1998 to May 2000, he served as President and Chief Executive Officer of Seagate Technology and was a director of Seagate Technology from July 1998 to November 2000. He joined Seagate Technology in October 1993 as Senior Vice President, Corporate Development. Mr. Luczo also serves as a member of the board of directors of VERITAS Software Corporation, as well as two privately held companies. Mr. Luczo is a member of the VERITAS compensation committee, and participates as an ex officio member of the Seagate Technology Holdings compensation committee.

      Mr. Wind has served as our Chief Technical Officer since July 2001. Mr. Wind was the first designer and developer of Crystal Reports, spearheading the expansion of the company’s integrated product line. From

December 1999 to July 2001, Mr. Wind served as our Vice President of Product Management and Research & Development. From February 1998 to December 1999, Mr. Wind served as our Vice President of Product Management. Mr. Wind served as our Director of Research & Development from September 1994 to February of 1998.

      Mr. Handford has served as Vice President, Products, since October 2001. In this role, he is responsible for the overall product strategy and product delivery process, including leadership of R&D and Product Management organizations. Since 1995, he has helped build and develop Crystal Decisions and its product family through expanding roles in Strategic Alliances, Product Management and Development. From 1999 to 2001, Mr. Handford served as Director of Product Management. From 1997 to 1999, Mr. Handford held a series of increasingly senior product management roles. From July 1995 to May 1997, Mr. Handford, as Strategic Alliances Manager, developed a range of key partnerships for Crystal Decisions.

      Mr. Waite has served as a member of our board of directors since August 1999. Since November 2000, Mr. Waite has served as Executive Vice President and Chief Administrative Officer of New SAC and Seagate Technology LLC. Since March 1995, Mr. Waite served as Executive Vice President and Chief Administrative Officer of Seagate Technology. Mr. Waite also served as Chief Financial Officer of Seagate Technology from April 1984 to February 1998. Mr. Waite serves as a member of the board of directors of California Micro Devices Corporation, a thin-film semiconductor company.

      Mr. Roux has served as a member of our board of directors since February 2001. Mr. Roux is a founder and managing member of Silver Lake partners, a private equity firm. From February 1998 to November 1998, he served as the Chief Executive Officer and President of Liberate Technologies, a software platform provider. From September 1994 until December 1998, Mr. Roux held various management positions with Oracle Corporation, most recently as Executive Vice President of Corporate Development. Mr. Roux is a member of the boards of Gartner, Inc., VERITAS Software Corporation, Seagate Technology Holdings, New SAC, and a number of other privately held companies.

      Mr. Thompson has served as a member of our board of directors since February 2001. Mr. Thompson has served as Chairman of the Board of Directors and Chief Executive Officer of Symantec Corporation since April 1999. He also served as Symantec Corporations’ President from April 1999 to January 2002. Before joining Symantec, Mr. Thompson held various executive and management positions with IBM Corporation since 1971. Mr. Thompson is a member of the boards of NiSource, Inc., United Parcel Service, Inc., New SAC and a private company. Mr. Thompson serves as Chairman of the compensation committee of Seagate Technology Holdings.

      Mr. Chang has served as a member of our board of directors since February 2001. Mr. Chang is a partner of Texas Pacific Group (“TPG”), and has been an executive of TPG since 1993. Prior to joining TPG, Mr. Chang was a financial analyst in the Merchant Banking Group and the Mergers and Acquisitions Group of Wasserstein Perella & Co., Inc. Mr. Chang is a member of the board of directors of ON Semiconductor, a manufacturer of high performance analog integrated circuits.

      Mr. Anderson was elected to serve on our board of directors in August 2002. Mr. Anderson is Executive Vice President and Chief Financial Officer of Apple Computer, Inc., which he joined in April 1996. In his capacity as CFO, Anderson oversees the controller, treasury, investor relations, tax, information systems, internal audit, facilities, corporate development and human resources functions. Mr. Anderson serves as a director of 3Com Corporation and on the Financial Accounting Standards board.

     Board Composition

      Our board of directors currently consists of seven members, each of whom is currently subject to election at our annual meeting of stockholders. Our board of directors is able to change the number of directors without the approval of our stockholders.

     Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulation to provide copies to the Company of all Section 16(a) forms they file. Based solely on our review of the copies of such forms and written representation from the executive officers and directors, we believe that during fiscal 2002, our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.     Executive Compensation

     Summary Compensation Table

      The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Crystal Decisions during each of the fiscal years ended 2002, 2001 and 2000, to (i) our Chief Executive Officer and President, and (ii) our four next most highly compensated executive officers (collectively, the “Named Executive Officers”). We do not grant stock appreciation rights and have no other long-term compensation benefits except for stock options.

						Long-term
						compensation
						Awards
		Annual compensation
						Securities
Name and	Fiscal				Annual other	underlying options
Principal Position	Year	Salary($)(1)	Bonus($)(2)		compensation($)	granted (3)

Gregory Kerfoot	2002	262,500	500,000		—	500,000
President and Chief	2001	235,386	231,800	(5)	—	—
Executive Officer (4)	2000	238,090	—		—	3,000,000
William Gibson	2002	245,223	97,580		—	200,000
Chief Operating Officer (6)	2001	218,259	120,620		—	400,000
	2000	—	—		—	—
Eric Patel	2002	189,172	97,853		—	100,000
Chief Financial Officer (7)	2001	188,024	102,976		82,690 (8)	100,000
	2000	114,430	56,771		—	250,000
Anthony Wind	2002	180,467	52,548		—	57,000
Chief Technical Officer (9)	2001	167,001	55,050		—	50,000
	2000	148,855	22,804		—	250,000
Andrew Handford	2002	131,900	49,013		—	28,125
Vice President, Products (10)	2001	115,787	22,144		—	27,000
	2000	87,411	9,553		—	100,000

(1)	Salary is base salary earned in the year.

(2)	Bonuses are reported in the year earned, even if actually paid in a subsequent year. All bonuses, except for bonuses paid to Mr. Kerfoot, were based on the attainment of specific sales and operational objectives and were paid in Canadian dollars. Bonuses paid to Mr. Kerfoot were based on the recommendation of the Compensation Committee, and were paid in U.S. dollars.

(3)	The stock options listed in the table represent options to purchase our common stock. See “Executive Compensation — Option Grants in Fiscal 2002” for additional information regarding options to purchase our common stock granted during fiscal 2002.

(4)	Mr. Kerfoot was appointed as our Chief Executive Officer in August 2000 and our President and Chief Operating Officer in August 1999.

(5)	Mr. Kerfoot’s bonus award was donated to the Crystal Decisions Foundation, a non-profit charitable organization.

(6)	Mr. Gibson’s compensation for fiscal 2001 includes amounts since joining us in August 2000 as our Chief Operating Officer.

(7)	Mr. Patel’s compensation for fiscal 2000 includes amounts since joining us in November 1999 as our Chief Financial Officer.

(8)	For fiscal 2001, included in other annual compensation is approximately $76,900 related to an one-time net tax equalization amount that was paid by the company on Mr. Patel’s behalf after his repayment of certain advances for Canadian tax liabilities.

(9)	Mr. Wind was appointed as our Chief Technical Officer in fiscal 2002.

(10)	Mr. Handford was appointed as our Vice President, Products in fiscal 2002.

      All named executives are employed in Canada and paid in Canadian dollars. The amounts shown in the above table are expressed in U.S. dollars converted from Canadian dollars using the weighted average annual exchange rate for the relevant fiscal year ended.

Option Grants in Fiscal 2002

      The following table sets forth further information regarding individual grants of stock options to each of our Named Executive Officers during fiscal 2002. All grants were made pursuant to the 1999 Plan, with an exercise price equal to the fair market value of our common stock at the date of grant. All stock options granted to the Named Executive Officers in fiscal 2002 vest as to 25% of the original grant on October 22, 2002, and as to  1/48 of the original grant per month thereafter. The percentage of total options granted is based on an aggregate of 3,844,618 options granted to employees including executive officers in fiscal 2002.

	Individual Grants				Potential realizable value at
					assumed annual rates of stock
	Number of	Percent of total			price appreciation for option
	securities	options granted	Exercise of		term (2)
	underlying	to employees in	base price	Expiration
Name	options granted	fiscal year	($)/Sh (1)	Date	5%($)	10%($)

Gregory Kerfoot	500,000	13.01%	$4.25	11/13/11	$1,336,401	$3,386,703
William Gibson	200,000	5.20%	$4.25	11/13/11	534,560	1,354,681
Eric Patel	100,000	2.60%	$4.25	11/13/11	267,280	677,341
Anthony Wind	57,000	1.48%	$4.25	11/13/11	103,890	308,920
Andrew Handford	28,125	0.73%	$4.25	11/13/11	67,384	178,101

(1)	Options were granted at an exercise price equal to the fair market value of our common stock on the grant date, as determined by the Compensation Committee of our Board of Directors. As there is no public market for our stock, the compensation committee determines the fair market value of our common stock by considering a number of factors, including, but not limited to, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by Seagate Software (Cayman) Holdings and ultimately New SAC and comparisons of certain of our key valuation metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earning rations and operating margins.

(2)	The table sets forth the hypothetical gains or “option spreads” that would exist for the option at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted until the expiration of the ten-year option term. The 5% and 10% assumed rates are promulgated by the SEC and do not represent our estimate or projection of future common stock prices or stock price growth.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table sets forth information regarding stock option exercises by each of executive officers named in the Summary Compensation Table above in fiscal 2002. In addition, the table sets forth the number of shares covered by stock options as of June 28, 2002, and the value of unexercised “in-the-money” stock options, which is based on our fair market value of common stock on June 28, 2002 of $6.00 per share, minus the exercise price, multiplied by the number of shares issuable on exercise of the option. These values have not been, and may never be, realized.

			Number of securities		Value of unexercised
	Number of		underlying unexercised		in-the-money options
	shares	Value	options at June 28, 2002		at June 28, 2002 (2)
	acquired on	Received
Name	exercise	$ (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gregory Kerfoot	200,000	$200,000	1,799,999	1,500,001	$3,599,998	$2,875,002
William Gibson	—	—	183,333	416,667	366,666	783,334
Eric Patel	—	—	203,124	246,876	406,248	468,752
Anthony Wind	—	—	187,499	169,501	374,998	324,752
Andrew Handford	—	—	77,916	77,209	155,832	147,387

(1)	Value realized represents the difference between the fair market value of the shares on the date of exercise less the exercise price paid.

(2)	Our Compensation Committee of our Board of Directors determines the fair market value of our common stock. The Compensation Committee considers a number of factors, including, but not limited to, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by Seagate Software (Cayman) Holdings and ultimately New SAC and comparisons of certain of our key valuation metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

Incentive Plans

1999 Stock Option Plan

      Our board of directors approved our 1999 Stock Option Plan (“1999 Plan”) in November 1999 and reserved 22,500,000 shares of common stock for issuance under the 1999 Plan.

      The 1999 Plan provides for grants of incentive stock options to employees, including officers and employee directors and nonstatutory stock options to employees and consultants, including non-employee directors of our company, and our parent and its subsidiaries. The purposes of our 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. At the request of the board of directors, the compensation committee administers our 1999 Plan and determines the optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

      The term of the options granted under the 1999 Plan is set forth in the option agreement. The term of an incentive stock option may not exceed ten years and, in the case of an option granted to an optionee who owns more than 10% of our outstanding stock at the time of grant, the term of an option may not exceed five years. Options granted under the 1999 Plan are granted at fair market value and vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to  1/48 per month thereafter of the shares subject to the option.

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

      In the event of a merger of the company or a sale of substantially all of the assets of the company, any option which is not assumed or instituted by a successor shall fully vest and then terminate upon the culmination of the merger or sale.

      The 1999 Plan will terminate in November 2009, unless our board of directors terminates it sooner.

      As of June 28, 2002, June 29, 2001 and June 30, 2000, respectively, we had issued 863,146, 396,915 and 1,050 shares of our common stock upon the exercise of options under the 1999 Plan. In addition, there were 13,391,242, 10,680,856 and 8,626,879 options to purchase shares of our common stock outstanding as of June 28, 2002, June 29, 2001 and June 30, 2000, respectively.

2000 Stock Option Plan

      Our board of directors approved our 2000 Stock Option Plan (“2000 Plan”) in June 2000 and reserved 200,000 shares of common stock for issuance under the 2000 Plan.

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

      In the event of a merger of the company or a sale of substantially all of the assets of the company, any option which is not assumed or instituted by a successor shall fully vest and then terminate upon the culmination of the merger or sale.

      The 2000 Plan will terminate in June 2010, unless our board of directors terminates it sooner.

      As of June 28, 2002, June 29, 2001 and June 30, 2000, we had granted 161,450 options to purchase shares of our common stock; however, no shares have been issued upon the exercise of options under the 2000 Plan. Of the 161,450 options granted, 106,450 remained outstanding at June 28, 2002 and June 29, 2001, and 161,450 remained outstanding at June 30, 2000.

Seagate Technology Employee Stock Purchase Plan

      Until October 22, 2000, our employees also participated in the Seagate Technology Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permitted eligible employees who had completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions. Under the Purchase Plan, our employees purchased 24,181 and

57,245 shares of Seagate Technology common stock in fiscal 2001 and 2000, respectively. We did not make any matching payments for such employee stock purchases. The Purchase Plan terminated prior to the closing of the New SAC Transaction.

     Employment Contracts, Change-of-Control Arrangements and Separation Agreements

      In July 2000, we entered into an offer letter agreement with William Gibson in connection with Mr. Gibson’s employment as our Chief Operating Officer. We agreed with Mr. Gibson that in the event we terminated Mr. Gibson’s employment without just cause, we would provide him written notice of our intention to terminate his employment. We also agreed that if we terminated Mr. Gibson’s employment without just cause, we would pay him: (i) his then current base salary for one year, (ii) an amount equal to his bonus for the calendar year immediately preceding his termination and (iii) an allowance of 10% of his annual base salary in lieu of all other benefits. If applicable, we would be required to pay these amounts to Mr. Gibson monthly over a one-year period.

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

Director Compensation

      We do not currently pay our non-employee directors any cash compensation for their service as members of our board of directors or any of our committees or sub-committees, except for reimbursement for reasonable expenses incurred in connection with attendance at board and committee meetings. Under the 1999 Plan, non-employee directors are eligible to receive stock option grants at the discretion of the board of directors. There were no grants of options to purchase shares of our common stock during fiscal 2002. During fiscal 2001, Messrs. Chang, Roux and Thompson were each granted options to purchase 50,000 shares of our common stock. During fiscal 2000, Gary Filler and Lawrence Perlman, former directors, and Mr. Waite were each granted options to purchase 50,000 shares of our common stock.

Committees

      We have established an audit committee and a compensation committee. Messrs. Anderson, Chang, Thompson and Waite are members of the audit committee. Messrs. Luczo, Roux and Thompson are members of the compensation committee. The audit committee reviews our internal accounting procedures, and consults with and reviews the services provided by our independent auditors. The compensation committee reviews and recommends to the board of directors the compensation and benefits for all of our officers, and establishes and reviews general policies relating to compensation and benefits of our other employees.

Compensation Committee Interlocks and Insider Participation

      Our board of directors established its compensation committee in November 1999. During the fiscal year ended June 28, 2002, our Compensation Committee consisted of Messrs. Luczo, Roux and Thompson. Mr. Luczo was formerly our Chief Executive Officer from August 1999 to August 2000 and his relationship is disclosed as part of Item 13 — “Certain Relationships and Related Transactions.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of August 30, 2002, with respect to the beneficial ownership of our common stock by (i) each person who is known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table in Item 11, and (iv) all current directors and executive officers as a group.

Shares of
	common stock	Percentage of
	beneficially	common stock
Name and Address of Beneficial Owner	owned (1)	outstanding (1)

Seagate Software (Cayman) Holdings	75,001,000	98.8
P.O. Box 265GT Walker House Georgetown Grand Cayman Cayman Islands

Directors and Executive Officers (2)

Stephen J. Luczo (3)	75,246,833	99.0
Donald L. Waite (4)	75,051,000	98.9
Gregory B. Kerfoot (5)	2,374,998	3.0
David J. Roux (6)	75,021,833	98.8
John W. Thompson (7)	75,021,833	98.8
Justin T. Chang (8)	20,833	*
William Gibson (9)	266,666	*
Eric Patel (10)	257,289	*
Anthony L. Wind (11)	226,748	*
Andrew L. Handford (12)	95,529	*
Fred D. Anderson	—	*
All current directors and executive officers as a group (11 persons) (13)	78,580,562	99.4

*	Less than 1%

(1)	Applicable percentage ownership is based on 75,908,555 shares of our common stock outstanding as of August 30, 2002 together with applicable options for each stockholder exercisable on August 30, 2002 or within 60 days thereafter. We have determined beneficial ownership in accordance with the rules of the SEC based on factors, including voting and investment power, with respect to shares subject to applicable community property laws. Shares of common stock subject to options exercisable on or before October 29, 2002 (within 60 days of August 30, 2002) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the ownership percentage of others.
(2)	Unless otherwise indicated, the address of each of the individuals named is care of Crystal Decisions, Inc., 895 Emerson Street, Palo Alto, California 94301.
(3)	Includes 175,000 shares of common stock that are subject to repurchase by Crystal Decisions. Crystal Decisions’ repurchase right lapsed for 43,750 shares on October 22, 2000 and thereafter lapses at a rate of 1/48 per month of the shares subject to the option. At June 28, 2002, Crystal Decisions holds the repurchase right on 54,167 of the 175,000 shares subject to the option. Also, includes 70,833 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002. Includes 75,001,000 shares of common stock beneficially owned by Seagate Software (Cayman) Holdings to which Mr. Luczo may be deemed, in his capacity as director of New SAC and Seagate Software (Cayman) Holdings, to have shared voting or dispositive power. Mr. Luczo disclaims such beneficial ownership.

(4)	Includes 50,000 shares of common stock that are subject to repurchase by the Crystal Decisions. Crystal Decisions’ repurchase right lapsed for 12,500 shares on October 22, 2000 and thereafter lapses at a rate of 1/48 per month of the shares subject to the option. At June 28, 2002, Crystal Decisions holds the repurchase right on 16,667 of the 50,000 shares subject to the option. Also, includes 75,001,000 shares of common stock beneficially owned by Seagate Software (Cayman) Holdings to which Mr. Waite may be deemed, in his capacity as an officer of New SAC, to have shared voting or dispositive power. Mr. Waite disclaims such beneficial ownership.
(5)	Includes 200,000 shares of common stock and 2,174,998 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002.
(6)	Includes 20,833 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002. Includes 75,001,000 shares of common stock beneficially owned by Seagate Software (Cayman) Holdings to which Mr. Roux may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Roux disclaims such beneficial ownership.
(7)	Includes 20,833 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002. Includes 75,001,000 shares of common stock beneficially owned by Seagate Software (Cayman) Holdings to which Mr. Thompson may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Thompson disclaims such beneficial ownership.
(8)	Includes 20,833 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002.
(9)	Includes 266,666 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002.

(10)	Includes 257,289 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002.
(11)	Includes 226,748 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002.
(12)	Includes 95,529 shares of common stock that may be acquired upon the exercise of stock options exercisable on or after October 29, 2002.
(13)	See notes 3 through 12.

Equity Compensation Plan Information

      We maintain the 1999 Plan and the 2000 Plan, pursuant to which we may grant equity awards to eligible persons. The 1999 Plan and the 2000 Plan are described more fully in “Item 11 — Executive Compensation — Incentive Plans.”

      The following table gives information about equity awards under the 1999 Plan and the 2000 Plan as of June 28, 2002:

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighed-average	compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,497,692 (2)	$4.14	8,339,412 (3)
Equity compensation plans not approved by security holders	—	—	—

Total	13,497,692	$4.14	8,339,412

(1)	These plans consist of: (i) the 1999 Plan and (ii) the 2000 Plan.

(2)	Of these shares of common stock, 13,391,242 shares were subject to outstanding options under the 1999 Plan and 106,450 shares were subject to outstanding options under the 2000 Plan.
(3)	Of these shares of common stock, 8,245,862 shares remain available for future issuance under the 1999 Plan and 93,550 shares remain available for future issuance under the 2000 Plan.

Item 13.     Certain Relationships and Related Transactions

      In August 1999, our company was formed specifically to acquire the operating assets and assume the liabilities of the Information Management Group business of Seagate Software Holdings. In connection with our incorporation, we issued 1,000 shares of our common stock to Seagate Software Holdings for aggregate consideration of $1,000.

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

      As a result of the merger, our directors and officers at that time received the number of shares of Seagate Technology common stock set forth opposite his name:

	Seagate Software	Seagate Technology
Name	Holdings Shares	Shares Issued

Stephen J. Luczo	76,100	246,370
Gary B. Filler	13,278	42,987
Lawrence Perlman	3,786	12,258
Donald L. Waite	8,000	25,900
Gregory B. Kerfoot	410,473	1,328,867

      Shortly after the merger, Seagate Software Holdings contributed all of its operating assets to us, and we assumed all of the related liabilities of Seagate Software Holdings (the “Asset Contribution”). As consideration for these assets, we issued 75,000,000 shares of our common stock to Seagate Software Holdings.

     Other Transactions with Seagate Technology and Seagate Technology LLC

      During the three months ended December 29, 2000, we signed a software license agreement (the “License Agreement”) with Seagate Technology. Under the terms of the License Agreement, we granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use certain products of its business intelligence software and receive maintenance and support services related to these products for one year. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to our established list price. During fiscal 2002 and fiscal 2001, respectively, we recognized approximately $151,000 and $1.5 million of revenues from the License Agreement. At December 28, 2001, all of the revenues under the License Agreement had been recognized with no amounts remaining as deferred revenue. The License Agreement also provided for consulting services in connection with the licensed products, for which we recorded approximately $30,000 and $327,000 of consulting revenues (adjusted for the application of EITF 01-14) in fiscal 2002 and fiscal 2001, respectively. The maintenance and support services contract related to the License Agreement was renewed during the three months ended December 28, 2001. Revenues from the maintenance and support services contract are being recognized ratably over the term of the contract, which is one year. During fiscal 2002, we recognized approximately $282,000 in maintenance and support revenues related to the renewed maintenance and support contract. As of June 28, 2002 and June 29, 2001, there were no outstanding amounts owed by Seagate Technology to us included in accounts receivable.

      Historically, Seagate Technology has provided substantial administrative and financial services to us under a general services agreement between Seagate Software Holdings and Seagate Technology dated June 28, 1997 (the “General Services Agreement”). During fiscal 2001, the General Services Agreement was replaced by the following agreements between Crystal Decisions and Seagate Technology LLC: a Corporate Services Agreement, a Payroll Services Agreement, and a Management Services Agreement. Under substantially the same terms as the General Services Agreement, Seagate Technology LLC has continued to provide various cash management, taxation, administrative, accounting and similar corporate and managerial services as requested by us. Seagate Software Holdings contributed its rights, and we assumed Seagate Software Holdings’ obligations under the General Services Agreement in connection with the Asset Contribution. Seagate Technology LLC assumed Seagate Technology’s rights and obligations under the General Services Agreement in connection with the closing of the New SAC Transaction on November 22, 2000.

      During fiscal 2002, 2001 and 2000, Seagate Technology LLC charged us $865,000, $1.2 million and $658,000, respectively, for various corporate services performed on our behalf. The amounts paid to Seagate Technology LLC represented a reasonable estimate of direct and indirect costs incurred in performing services for us. The cost allocated to us was intended to be on a basis no less favorable than what we could obtain from an unaffiliated third party. We have audit rights with respect to the computation and analysis of service fees pursuant to the General Services Agreement. In addition, Seagate Technology is required to indemnify, defend and hold us harmless against any and all claims, suits, actions, demands, proceedings, losses, damages, liabilities, costs and expenses, including, and without limitation, interest and reasonable attorneys’ fees, arising out of, relating to, or resulting from services performed by Seagate Technology pursuant to the General Services Agreement, other than those liabilities that would not have arisen but for any act, error and/or omission by us and/or any of our officers, directors, employees and/or agents.

      Additionally, on July 4, 2000, we signed a revolving loan agreement with Seagate Technology on substantially the same terms and conditions as the prior agreement, which was dated July 4, 1998, between Seagate Software Holdings and Seagate Technology. In connection with the Asset Contribution, Seagate Software Holdings’ rights and obligations under the 1998 Intercompany Revolving Loan Agreement were contributed to and assumed by us. Under the revolving loan agreement, Seagate Technology financed certain of our working capital requirements. The revolving loan agreement provided for maximum borrowings of up to $60 million and expired on July 4, 2001. On July 4, 2001, we renewed this revolving loan agreement with Seagate Technology LLC. The revolving loan agreement provided for maximum borrowings of up to $15 million and expired on July 4, 2002 and was not renewed. The loan balance was receivable or payable upon termination of the agreement. There was no outstanding receivable or payable balance under this agreement at June 28, 2002 or upon its expiration. We had receivables from Seagate Technology LLC of $3.4 million and $25.7 million as of June 29, 2001 and June 30, 2000, respectively. Borrowings from Seagate Technology were $16.5 million at July 2, 1999. Borrowings from Seagate Technology consisted primarily of funding of our operating activities. During fiscal 2002 and 2001, respectively, there were $871,000 and $4.8 million of net repayments under the revolving loan agreement. In addition during fiscal 2002 and 2001, Seagate Technology LLC repaid $4.3 million and $31.0 million of the loan receivable under the revolving loan agreement. During fiscal 2000, net borrowings under the revolving loan agreement were $24 million.

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

     Transactions with VERITAS

      VERITAS and VERITAS Operating Corporation entered into a three-year Cross License and OEM Agreement with Seagate Software Information Management (Canada) Ltd., our wholly owned subsidiary, (the “Cross License Agreement”) on May 28, 1999. Our former Chairman of our Board of Directors, Stephen J. Luczo, is a member of the board of directors of VERITAS. The Cross License Agreement provided for the licensing of certain products between the parties and imposed restrictions on the parties’ ability to compete with each other and to enter into agreements with competitors of the other party. In fiscal 2002 and fiscal 2001 we recognized no revenues from VERITAS. In fiscal 2000, we recognized $7,000 of revenues from VERITAS. We paid no royalties to VERITAS in connection with the Cross License Agreement in either fiscal 2002, fiscal 2001 or fiscal 2000.

      On June 21, 2002, the Cross License Agreement was terminated and VERITAS Software Global Corporation and we entered into a Software License and Services Agreement (the “Software License Agreement”). Under the Software License Agreement, VERITAS granted us a perpetual, irrevocable, non-exclusive, non-transferable worldwide license to use the license software, solely in support of our internal business operations. The Software License Agreement provided for the purchase of annual maintenance and support, which was calculated as a percentage of the actual list price of the licensed software. In July 2002, we recorded approximately $622,000 as a prepaid expense related to the annual maintenance and support contract, which will be expensed ratably over fiscal 2003.

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

     Other Transactions

      During the last quarter of fiscal 2001, the Board awarded Mr. Kerfoot, our Chief Executive Officer, a bonus in the amount of $231,800. The bonus award was donated to the Crystal Decisions Foundation, a non-profit charitable organization. In October 2001, in light of personal taxes due on the bonus payment, the Company loaned Mr. Kerfoot Cdn. $181,751. Mr. Kerfoot repaid the Company in full in July 2002. No interest was due on the loan.

Item 14.     Controls and Procedures

      Not applicable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

Page

1. Financial Statements	F-1
2. Financial Statement Schedule
 The following financial statement schedule of Crystal Decisions, Inc. for each of the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000 is filed as part of this Form 10-K and should be read in conjunction with the Audited Consolidated and Combined Financial Statements and related Notes thereto

Schedule II — Valuation and Qualifying Accounts	S-1
 Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information required to be set forth therein is included in the Consolidated and Combined Financial Statements and Notes thereto.

3. Exhibits. The following exhibits are included herein or incorporated herein by reference

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation of Registrant
3.2(1)	Bylaws of Registrant, as amended and restated
10.1(1)	1999 Stock Option Plan and form of Stock Option Agreement, as amended and restated
10.1.1(1)	1999 Stock Option Plan — Canadian Stock Option Agreement
10.1.2(1)	1999 Stock Option Plan — United Kingdom Sub-Plan, as amended and restated
10.1.3(5)	1999 Stock Option Plan — as amended August 13, 2001
10.1.4	1999 Stock Option Plan — as amended August 13, 2001 (French Employees Only)
10.2(1)	2000 Stock Option Plan and form of Stock Option Agreement
10.3(1)	Seagate Technology, Inc. Employee Stock Purchase Plan, as amended and restated
10.4(1)	Intercompany Revolving Loan Agreement dated July 4, 2000 between the Registrant and Seagate Technology LLC
10.4.1(4)	Intercompany Revolving Loan Agreement dated July 4, 2001 between Crystal Decisions, Inc. and Seagate Technology LLC
10.5(1)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers
10.6(1)	General Services Agreement dated June 28, 1997 between Seagate Software Holdings and Seagate Technology, Inc.
10.6.1(2)	Management Services Agreement dated November 20, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology (US) Holdings, Inc.
10.6.2(2)	Corporate Services Agreement dated July 1, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology LLC
10.6.3(2)	Payroll Services Agreement dated July 14, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate US LLC
10.7(1)	Tax Allocation Agreement dated April 4, 1996 between Seagate Software Holdings and Seagate Technology, Inc.
10.8(4)	Cross License and Original Equipment Manufacturing Agreement effective October 5, 1998 by and among Seagate Software Information Management Group, Inc., VERITAS Software Corporation and VERITAS Operating Corporation
10.8.1(1)	Amendment No. 1 to Cross License and OEM Agreement dated April 16, 1999

Exhibit
Number	Description

10.9(1)	Lease Agreement dated November 1, 1997 between Seagate Software Information Management Group, Inc. and Cathedral Ventures Limited
10.9.1(1)	Amendment to Lease agreement dated January 27, 1999
10.10(1)	Lease agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.1(4)	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.2	Amendment and Restatement to Lease agreement, dated February 28, 2002, between Laurelton Investments Ltd., and KBK No. 197 Ventures Ltd. and Crystal Decisions, Corp. and Crystal Decisions, Inc.
10.11(1)	Lease agreement, dated October 18, 1996, between Ravenseft Properties Limited and Holistic Systems Limited
10.11.1(1)	Amendment to Lease agreement dated May 16, 2000
10.12(1)	Lease agreement, dated June 22, 1998, between Allstate Insurance Company and Seagate Software, Inc.
10.13(1)	Sublease agreement dated June 18, 1999, between Bellsouth Mobility Inc. and Seagate Software Inc.
10.14(3)	Seagate Software Information Management Group, Inc. Software License Agreement between Seagate Software Information Management Group, Inc. and Seagate Technology dated September 20, 2000
10.15(4)	Employment Agreement, dated as of July 20, 2000, by and between Seagate Software Information Management Group, Inc. and William Gibson
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Chartered Accountants
24.1	Power of Attorney (see page 65 to this Form 10-K)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859).

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 30, 2001.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended December 29, 2000. Previously filed at Exhibit 10.1 in that filing.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 28, 2001.

(b) Reports on Form 8-K.

      None.

(c) Exhibits.

      We hereby file as part of this Form 10-K the exhibits listed in Item 15(a)3, as set forth above.

(d) Financial Statement Schedule.

      We hereby file as part of this Form 10-K the schedule listed in Item 15(a)2, as set forth above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Palo Alto, California, on September 26, 2002.

CRYSTAL DECISIONS, INC.

By:	/s/ GREGORY B. KERFOOT

Gregory B. Kerfoot
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ ERIC PATEL

Eric Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gregory B. Kerfoot and Eric Patel and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY B. KERFOOT (Gregory B. Kerfoot)	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 26, 2002

/s/ ERIC PATEL (Eric Patel)	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2002

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Director	September 26, 2002

/s/ DONALD L. WAITE (Donald L. Waite)	Director	September 26, 2002

/s/ FRED D. ANDERSON (Fred D. Anderson)	Director	September 26, 2002

/s/ JUSTIN T. CHANG (Justin T. Chang)	Director	September 26, 2002

/s/ DAVID J. ROUX (David J. Roux)	Director	September 26, 2002

/s/ JOHN W. THOMPSON (John W. Thompson)	Director	September 26, 2002

CERTIFICATIONS

I, Gregory B. Kerfoot, certify that:

1.	I have reviewed this annual report on Form 10-K of Crystal Decisions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ GREGORY B. KERFOOT

Gregory B. Kerfoot
President and Chief Executive Officer

I, Eric Patel, certify that:

1.	I have reviewed this annual report on Form 10-K of Crystal Decisions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ ERIC PATEL

Eric Patel
Chief Financial Officer

CRYSTAL DECISIONS, INC.

Schedule II — Valuation and Qualifying Accounts — Accounts receivable allowances.

	Balance at	Additions		Balance at
	Beginning of	Charged to	Reductions from	End of
Description	Year	Return Reserves	Return Reserves	Year

	(in thousands)
Return Reserves:
Fiscal year ended June 28, 2002:	$1,097	$1,551	$2,173	$475

Fiscal year ended June 29, 2001:	$1,015	$1,730	$1,648	$1,097

Fiscal year ended June 30, 2000:	$1,212	$1,130	$1,327	$1,015

		Additions
		Charged to	Reductions from
	Balance at	Allowance for	Allowance for	Balance at
	Beginning of	Doubtful	Doubtful	End of
Description	Year	Accounts	Accounts	Year

	(in thousands)
Allowance for Doubtful Accounts:
Fiscal year ended June 28, 2002:	$1,779	$644	$275	$2,148

Fiscal year ended June 29, 2001:	$1,679	$801	$701	$1,779

Fiscal year ended June 30, 2000:	$1,635	$3,191	$3,147	$1,679

S- 1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Crystal Decisions, Inc.

      We have audited the accompanying consolidated balance sheets of Crystal Decisions, Inc., as of June 28, 2002 and June 29, 2001 and the related consolidated and combined statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended June 28, 2002. Our audits also included the financial statement schedule listed in Item 15(a) 2 of the Form 10-K. These consolidated and combined financial statements and schedule are the responsibility of Crystal Decisions, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

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

      In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystal Decisions, Inc. at June 28, 2002 and June 29, 2001 and the consolidated and combined results of its operations and its cash flows for each of the years in the three year period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/ S/ ERNST & YOUNG LLP
Chartered Accountants

Vancouver, Canada

July 12, 2002 (except as to note 17
which is as of September 24, 2002)

CRYSTAL DECISIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

		(note 2)
	June 28,	June 29,
	2002	2001

ASSETS (note 14)

Current assets:
Cash and cash equivalents	$71,451	$34,379
Loan receivable from Seagate Technology LLC (note 12)	—	3,429
Accounts receivable, net of allowance for doubtful accounts of $2,148 and $1,779, respectively	40,391	29,551
Income taxes receivable	1,048	5,468
Inventories, net	607	725
Prepaid and other current assets (note 9)	5,748	3,115

Total current assets	119,245	76,667
Property and equipment, net (note 4)	15,901	10,490
Intangible assets, net (note 5)	—	17,969
Other assets (note 9)	1,700	—

Total assets	$136,846	$105,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,518	$11,247
Accrued employee compensation	13,066	8,633
Accrued expenses	11,842	11,848
Deferred revenue	40,887	28,154
Accrued income taxes	14,498	6,035

Total current liabilities	94,811	65,917
Deferred income taxes (note 9)	583	3,600

Total liabilities	95,394	69,517
Commitments and contingencies (notes 6, 12, 14, 16 and 17)

Stockholders’ Equity:
Common stock — 150,000,000 shares authorized, shares issued and outstanding — 75,864,146 and 75,397,915 at $0.001 par value per share as of June 28, 2002 and June 29, 2001, respectively	76	75
Additional paid-in capital	34,814	42,081
Retained earnings (accumulated deficit)	6,438	(6,517)
Accumulated other comprehensive income (loss)	124	(30)

Total stockholders’ equity	41,452	35,609

Total liabilities and stockholders’ equity	$136,846	$105,126

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the fiscal years ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Revenues:
Licensing (note 6)	$140,009	$107,028	$74,182
Maintenance, support and services (note 6)	77,161	60,694	52,727

Total revenues	217,170	167,722	126,909

Cost of revenues:
Licensing	5,230	5,740	4,096
Maintenance, support and services	46,140	41,760	41,156
Amortization of developed technologies	5,078	3,050	198

Total cost of revenues	56,448	50,550	45,450

Gross profit	160,722	117,172	81,459

Operating expenses:
Sales and marketing	94,449	73,888	65,752
Research and development	30,515	29,236	27,377
General and administrative (note 6)	18,464	15,465	17,659
Amortization of goodwill and other intangible assets	2,358	2,023	3,038
Write-off of in-process research and development (note 2)	—	7,073	—
Unusual items (note 7)	—	1,851	242,569
Restructuring costs (note 8)	—	573	1,301

Total operating expenses	145,786	130,109	357,696

Income (loss) from operations	14,936	(12,937)	(276,237)
Interest income	1,780	1,970	982
Interest expense	(57)	(20)	(1,481)
Net foreign currency exchange gain (loss)	(404)	701	519

Interest income and other income, net	1,319	2,651	20

Income (loss) before income taxes	16,255	(10,286)	(276,217)
Provision for (benefit from) income taxes (note 9)	3,300	1,183	(55,055)

Net income (loss)	$12,955	$(11,469)	$(221,162)

Net income (loss) per share — basic (note 10):	$0.17	$(0.15)	$(2.95)

Weighted average number of shares used in basic net income (loss) per share calculation	75,601	75,253	75,001

Net income (loss) per share — diluted (note 10):	$0.17	$(0.15)	$(2.95)

Weighted average number of shares used in diluted net income (loss) per share calculation	76,806	75,253	75,001

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000
(In thousands, except share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
			Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at July 2, 1999	—	$—	$167,038	$(163,526)	$(629)	$2,883
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	462	462
Net loss	—	—	—	(221,162)	—	(221,162)

Total comprehensive loss	—	—	—	—	—	(220,700)
Incorporation of Crystal Decisions	1,000	—	1	—	—	1
Contribution of IMG entities to Crystal Decisions	75,000,000	75	(75)	—	—	—
Issuance of common stock upon exercise of employee stock options	1,050	—	4	—	—	4
Equity contribution by Seagate Technology related to the acquisition of the minority interest of Seagate Software Holdings, Inc. (note 7)	—	—	1,242	—	—	1,242
Compensation expense for Seagate Technology exchange of shares (note 7)	—	—	239,574	—	—	239,574
Income tax benefit from Seagate Technology stock option exercises (note 9)	—	—	109	—	—	109

Balance at June 30, 2000	75,002,050	$75	$407,893	$(384,688)	$(167)	$23,113
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	46	46
Net loss	—	—	—	(11,469)	—	(11,469)

Total comprehensive loss	—	—	—	—	—	(11,423)
Issuance of common stock eligible for repurchase (note 11)	225,000	—	900	—	—	900
Income tax benefit from Seagate Technology stock option exercises (note 9)	—	—	33	—	—	33
Compensation expense for Seagate Technology Stock Options (note 7)	—	—	1,851	—	—	1,851
Elimination of accumulated deficit and other comprehensive loss (note 2)	—	—	(389,731)	389,640	91	—
Push down adjustments reflecting new bases of net assets (note 2)	—	—	20,452	—	—	20,452
Issuance of common stock upon exercise of employee stock options	170,865	—	683	—	—	683

Balance at June 29, 2001	75,397,915	$75	$42,081	$(6,517)	$(30)	$35,609
Components of comprehensive income:
Foreign currency translation adjustments	—	—	—	—	154	154
Net income	—	—	—	12,955	—	12,955

Total comprehensive income	—	—	—	—	—	13,109
Elimination of intangible assets, net of deferred tax liability (note 2)	—	—	(9,131)	—	—	(9,131)
Issuance of common stock upon exercise of employee stock options	466,231	1	1,864	—	—	1,865

Balance at June 28, 2002	75,864,146	$76	$34,814	$6,438	$124	$41,452

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	For the fiscal years ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Operating activities
Net income (loss)	$12,955	$(11,469)	$(221,162)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	12,677	9,446	7,538
Bad debt expense and other reserves	32	773	2,091
Deferred income taxes (note 9)	(2,314)	1,529	147
Stock based compensation expense on Seagate Technology exchange of shares (note 7)	—	1,851	239,574
Write-off of in-process research and development	—	7,073	25
Changes in operating assets and liabilities:
Accounts receivable, net	(10,948)	(13,465)	24,433
Income taxes receivable	5,119	1,868	4,319
Income taxes receivable from Seagate Technology (note 9)	—	(3,978)	(66,245)
Inventories, net	118	(51)	307
Prepaid and other current assets	(944)	918	(1,585)
Accounts payable	2,257	1,079	(2,133)
Accrued employee compensation	4,408	2,674	(13,295)
Accrued expenses	(6)	(237)	1,072
Deferred revenue	12,653	10,110	1,985
Accrued income taxes	5,062	4,916	1,280

Net cash provided by (used in) operating activities	41,069	13,037	(21,649)

Investing activities
Purchases of property and equipment	(9,877)	(9,594)	(6,356)

Net cash used in investing activities	(9,877)	(9,594)	(6,356)

Financing activities
Issuance of common stock and common stock subject to repurchase	1,865	1,583	5
Net borrowings (repayments) from (to) Seagate Technology LLC (note 12)	(871)	(4,773)	24,047
Payment from Seagate Technology LLC on intercompany revolving loan receivable (note 12)	4,300	31,000	—

Net cash provided by financing activities	5,294	27,810	24,052
Effect of foreign exchange rates on cash and cash equivalents	586	(495)	155

Net increase (decrease) in cash and cash equivalents	37,072	30,758	(3,798)
Cash and cash equivalents at the beginning of the period	34,379	3,621	7,419

Cash and cash equivalents at the end of the period	$71,451	$34,379	$3,621

Supplemental cash flow information:
Cash received for interest income	$1,780	$2,952	$—
Cash paid for interest expenses	$57	$1,437	$64
Cash paid (received) for income taxes, net of refunds	$(5,374)	$(615)	$1,045

See accompanying notes.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.     Description of Business, Development of Business and Basis of Presentation

Description of Business

      Crystal Decisions, Inc. (“Crystal Decisions” or the “Company”) is an information management company, which is incorporated in Delaware and is headquartered in Palo Alto, California, that creates software products and provides services for reporting, analysis and information delivery. Crystal Decisions develops, markets and supports an integrated, scalable suite of enterprise software products and solutions that enable businesses to access disparate data sources and distribute secure, interactive reports and analyses across and beyond these organizations. The Company’s products, commonly referred to as business intelligence software, provide employees, partners and customers with access to the information they need to make better business decisions and ultimately reduce costs and increase productivity.

      While Crystal Decisions’ primary market is North America, the Company has over 25 offices and operations in 10 countries, through which the Company markets and distributes products. The Company has significant operations and certain administrative functions in Vancouver, Canada. The Company’s products are sold through a direct sales force and certain indirect sales channels, such as distributors and original equipment manufacturers (“OEMs”).

      Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation (“Suez Software”), which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation (“New SAC”), which is also the majority shareholder of Seagate Technology LLC, whose predecessor was Seagate Technology, Inc. (“Seagate Technology”). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. (“Seagate Software Holdings”, formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Seagate Technology. The minority interests in the Company’s capital stock amounted to approximately 16.1%, 13.0% and 10.5% on a fully converted basis as of June 28, 2002, June 29, 2001 and June 30, 2000, respectively. These minority interests are comprised of the Company’s outstanding common stock held by current and former employees and non-employee directors of the Company as well as the outstanding unexercised options granted to purchase the Company’s common stock.

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

Development of Business

      Seagate Software Holdings commenced operations in May 1994 when Seagate Technology acquired Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software.

      Prior to May 28, 1999, Seagate Software Holdings comprised two business units, the Information Management Group business (“IMG business”) and the Network Storage Management Group business (“NSMG business”). The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. On May 28, 1999, Seagate Software Holdings contributed its NSMG business to VERITAS Software Corporation (“VERITAS”) in exchange for VERITAS common stock.

      On August 23, 1999, Crystal Decisions (formerly Seagate Software Information Management Group Holdings, Inc.) was formed specifically to acquire the operating assets and assume the liabilities of the IMG

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

business. To incorporate, Crystal Decisions issued 1,000 shares of its common stock to Seagate Software Holdings for aggregate consideration of $1,000.

      On October 20, 1999, Seagate Technology acquired all outstanding shares and options of Seagate Software Holdings. The acquisition was completed through the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. On the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. On November 16, 1999, Seagate Software Holdings contributed the operating assets, liabilities and interests in subsidiaries of its IMG business to Crystal Decisions. As consideration, Crystal Decisions issued 75,000,000 shares of its common stock to Seagate Software Holdings. Seagate Software Holdings retained the shares of VERITAS common stock and other non-operating assets. On November 22, 2000, 75,001,000 shares, or 99.7%, of the then outstanding common stock of Crystal Decisions was purchased by New SAC, through Suez Software, and resulted in a change in control of Crystal Decisions as described in Note 2.

Basis of Presentation

      The consolidated and combined financial statements of Crystal Decisions have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S.”), applied on a consistent basis. The accompanying financial statements present the consolidated financial position of Crystal Decisions and its wholly owned subsidiaries after elimination of intercompany transactions and balances. These consolidated and combined financial statements have been prepared using the historical cost basis of accounting adjusted for the reorganization of the IMG business on November 16, 1999 and the application for push down accounting at November 22, 2000 as the result of the change in control of Crystal Decisions.

      For all fiscal years prior to November 16, 1999, these financial statements are presented as if Crystal Decisions had existed as an entity separate from Seagate Software Holdings. The financial statements include the historical assets, liabilities, revenues and expenses that are directly related to the IMG business. For all years prior to November 16, 1999, when Crystal Decisions was carved out of Seagate Software Holdings, the consolidated and combined financial statements present the combined historical financial position, results of operations, stockholders’ equity and cash flows of the ongoing IMG business of Seagate Software Holdings and are not necessarily indicative of what the financial position, results of operations, stockholders’ equity or cash flows would have been had Crystal Decisions been an independent legal entity during the years prior to November 16, 1999. For certain assets and liabilities of Crystal Decisions that were not specifically identifiable with the IMG business, estimates were used to allocate assets and liabilities to Crystal Decisions by applying methodologies management believed to be appropriate.

      For all fiscal years prior to November 16, 1999, the consolidated and combined statement of operations include all revenues and costs attributable to Crystal Decisions, including allocations of certain corporate administration, finance and management costs. Such costs were proportionately allocated to the IMG business based on detailed inquiries and estimates of time incurred by Seagate Software Holdings corporate marketing and general and administrative departmental managers. In addition, certain of Seagate Software Holdings operations were shared locations involving activities that pertained to the IMG business as well as to the NSMG business of Seagate Software Holdings. Costs incurred in shared locations were allocated based on specific identification, or where specific identification was not possible, costs were proportionately allocated between the IMG business and the NSMG business based on either headcount, square footage or a percentage of revenues as management believed was reasonable.

      Under rules and regulations promulgated by the Securities and Exchange Commission, because more than 95% of Crystal Decisions was acquired on November 22, 2000 and a change of ownership occurred as described in Note 2, Crystal Decisions restated all its assets and liabilities in the financial statements as of

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

November 22, 2000 on a “push down” accounting basis. Accordingly, results of operations prior to November 22, 2000 do not reflect these adjustments.

      Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2002 ended on June 28, 2002 (“Fiscal 2002”), fiscal 2001 ended on June 29, 2001 (“Fiscal 2001”) and fiscal 2000 ended on June 30, 2000 (“Fiscal 2000”). Fiscal 2002, 2001 and 2000 were each comprised of 52 weeks. Certain comparative period figures have been reclassified to conform to the basis of presentation adopted in fiscal 2002.

2.     Change in Control of Crystal Decisions, Inc.

      New SAC, through Suez Software, acquired 75,001,000 shares, or 99.7%, of Crystal Decisions’ outstanding common stock under the terms of a stock purchase agreement (the “Stock Purchase Agreement”) on November 22, 2000. The Stock Purchase Agreement was entered into on March 29, 2000 by Seagate Technology, Seagate Software Holdings and Suez Acquisition Company (Cayman) Limited (“Suez Acquisition Company”), an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group. Suez Acquisition Company was a limited corporation organized under the laws of the Cayman Islands and was organized solely for the purpose of entering into the Stock Purchase Agreement with Seagate Technology and Seagate Software Holdings. On November 22, 2000, the date of the closing of the transactions under the Stock Purchase Agreement, Suez Acquisition Company assigned all of its rights under the Stock Purchase Agreement to New SAC.

      Upon consummation of the Stock Purchase Agreement, New SAC, through Suez Acquisition Company, purchased for $1.84 billion cash, including transaction costs of $25 million, all of the operating assets of Seagate Technology and its consolidated subsidiaries. This included Seagate Technology’s rigid disc drive, storage area network, removable tape storage solutions businesses and operations, Crystal Decisions’ common stock and certain cash balances, but excluded the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Seagate Technology’s equity investments. In addition, the wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Seagate Technology, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired Seagate Technology Investments, Inc., a subsidiary of Seagate Technology, which holds certain strategic equity investments in various companies. This transaction is referred to hereafter as the New SAC Transaction.

      Immediately thereafter, in a separate and independent transaction, Seagate Technology and a wholly owned subsidiary of VERITAS completed a merger, pursuant to which Seagate Technology became a wholly owned subsidiary of VERITAS. At the time of the merger, Seagate Technology’s assets included a specified amount of cash, an investment in VERITAS, and certain specified investments and liabilities. This transaction is referred to hereafter as the VERITAS merger.

      As part of the New SAC Transaction, Seagate Technology, New SAC and certain of their subsidiaries including Crystal Decisions and VERITAS entered into an Indemnification Agreement on March 29, 2000. The Indemnification Agreement provides that New SAC is required to indemnify VERITAS and its affiliates for specified liabilities of Seagate Technology and Seagate Software Holdings, including selected taxes. In return, VERITAS, Seagate Technology and their affiliates agreed to indemnify New SAC and its consolidated subsidiaries, including Crystal Decisions, for specified liabilities, including all taxes of Seagate Technology for which New SAC is not required to indemnify VERITAS and its affiliates. VERITAS deposited $150 million in an escrow account, of which the full amount remains. This amount may be applied by New SAC to satisfy these tax liabilities, including those of Crystal Decisions and its subsidiaries.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

      The New SAC Transaction constituted a purchase of Seagate Technology and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price under this transaction was allocated to the assets and liabilities of Seagate Technology and its subsidiaries, including Crystal Decisions, based on their fair values at the date of the closing of the New SAC Transaction. The fair values of the identifiable tangible and intangible assets and liabilities of Seagate Technology and its subsidiaries at the date of the New SAC Transaction exceeded the net purchase price by approximately $909 million. Accordingly, the resultant negative goodwill was allocated to the long-lived tangible and intangible assets, including those of Crystal Decisions, on the basis of relative fair values. This allocation reduced the recorded amounts of these assets at November 22, 2000 by approximately 46%. The fair values of tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals provided by New SAC.

      The accounting for the purchase transaction has been “pushed down” from New SAC to Crystal Decisions’ consolidated and combined financial statements. Crystal Decisions’ June 28, 2002 and June 29, 2001 consolidated balance sheets reflect the new bases of its assets and liabilities at those dates in accordance with the pushed down purchase accounting adjustments, followed by the results of operations for the period from November 23, 2000 to June 29, 2001 and from June 30, 2001 to June 28, 2002. The consolidated and combined statements of operations and cash flows do not reflect the new bases of the assets and liabilities at November 22, 2000 resulting from the push down of the New SAC Transaction. As a result of the New SAC Transaction and the push down accounting, the Company’s results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the total purchase price paid by New SAC for the operating assets of Seagate Technology and its consolidated subsidiaries, including the disc drive, tape drive and intelligent storage businesses and operations, and Crystal Decisions under purchase and push down accounting.

Allocated to
purchase price for
Purchase price allocation for New SAC	New SAC

(in millions)
Net current assets:
Crystal Decisions	$9
All other businesses of New SAC	930
Long-term investments held by all other businesses of New SAC	42
Tangible long-lived assets:
Crystal Decisions	5
All other businesses of New SAC	773
Intangible Assets:
Crystal Decisions:
Developed technology	15
Assembled workforce	7
In-process research and development	7
All other businesses of New SAC:
Developed technology	61
Assembled workforce	46
In-process research and development	52
Trade names	47
Other intangible assets	1
Other long-term assets:
All other businesses of New SAC	42
Other long-term deferred tax liabilities:
Crystal Decisions	(2)
All other businesses of New SAC	(73)
Long-term liabilities owed by all other businesses of New SAC	(122)

Net purchase price	$1,840

      The table below summarizes the net purchase price allocation to Crystal Decisions of the tangible and intangible assets acquired. The purchase price allocated to Crystal Decisions as a result of the New SAC

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Transaction was not necessarily indicative of what the purchase price would have been for Crystal Decisions on a stand alone basis.

Net Purchase
Purchase price allocation for Crystal Decisions	Price Allocation

(in thousands)
Net current assets acquired	$9,138
Tangible long-lived assets acquired	5,130
Intangible assets acquired:
Developed technology (1)	15,234
Assembled work force (2)	7,073
In-process research and development (3)	7,073
Deferred tax liability	(2,126)

Total	$41,522

(1)	The value of the developed technology was estimated by discounting the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation for developed technology, which had reached technological feasibility and therefore was capable of being capitalized. The developed technology was amortized on the straight-line basis over its estimated useful life (36 months) and the amortization was included in cost of revenues.

(2)	The estimated value of the assembled work force was determined by estimating the costs to replace the existing employees, including the recruiting, hiring and training costs for each category of employee. The assembled workforce was amortized on a straight-line basis over its estimated useful life (36 months) and the amortization was included in amortization of goodwill and other intangible assets.

(3)	As the basis for identifying the in-process research and development (“IPR&D”), Crystal Decisions’ developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Statement of Financial Accounting Standards (“SFAS”) No. 2 (“SFAS 2”) and SFAS No. 86 (“SFAS 86”). Crystal Decisions has charged the value allocated to projects identified as IPR&D to expense on November 23, 2000. This write-off was necessary because the acquired technologies had not yet reached technological feasibility and had no future alternative uses.

Application of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) to Deferred Tax Assets as part of Purchase Price Allocation

      The purchase price under the Stock Purchase Agreement was fixed and no contingencies were identified that would result in a change in the overall purchase price. However, in allocating the purchase price New SAC recorded a valuation allowance against deferred tax assets in accordance with SFAS 109. The deferred tax assets subject to the valuation allowance were based on the excess of tax bases over the fair values of acquired property, plant and equipment and liabilities assumed, for which New SAC expected to receive tax deductions in U.S. federal and state returns in future periods based on its ability to generate taxable income in the U.S.

      During the fourth quarter of fiscal 2002, New SAC evaluated and updated forecasts of projected U.S. taxable income to determine if there was any amount of the deferred tax assets related to the New SAC Transaction that management believed would be more likely realizable than not. In accordance with SFAS 109, this evaluation resulted in the elimination of the tax valuation allowances that had been recorded against a portion of the deferred tax assets associated with the New SAC Transaction. In order to reflect tax

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

benefits recognized by New SAC, that were attributable to acquired deferred tax assets, the net carrying value of the intangible assets that were pushed down to the consolidated and combined financial statements of Crystal Decisions were reduced to zero on June 28, 2002 as follows (in thousands):

Allocated to
Crystal Decisions
at June 28, 2002

Reduction in the net carrying values of developed technologies	$7,194
Reduction in the net carrying values of assembled workforce	3,340

Total reduction in intangible assets	$10,534

      As a result of the push down of intangible assets to the Company’s consolidated and combined financial statements on November 22, 2000, a deferred tax liability was recorded related to these intangibles. This deferred tax liability was calculated as the tax-effected temporary differences related to the excess of book over tax bases related to intangible assets for a foreign subsidiary of the Company. Pursuant to SFAS 109, the elimination of the remaining book bases of intangible assets requires that the associated deferred tax liability be reduced to zero. The elimination of the net carrying value of the intangible assets at June 28, 2002 was recorded as a charge against additional paid-in capital on the statement of stockholders’ equity as follows (in thousands):

Total reduction in intangible assets	$10,534
Deferred tax liability	(1,403)

Elimination of intangible assets, net of deferred tax liability	$9,131

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

     Selected Financial Information for Fiscal 2001 Pre and Post New SAC Transaction

      Since the statement of operations, cash flows and stockholders’ equity reflect the comprehensive revaluation of Crystal Decisions’ assets and liabilities from November 22, 2000, the following presents the statement of operations, cash flows and stockholders’ equity for the period from July 1, 2000 to November 22, 2000, which represents the activity before the New SAC Transaction, and the period from November 23, 2000 to June 29, 2001, which represents that activity after the New SAC Transaction.

CRYSTAL DECISIONS, INC.

CONSOLIDATED AND COMBINED CONDENSED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 29, 2001
(In thousands)

	Pre New SAC	Post New SAC	Fiscal year ended
	Transaction	Transaction	June 29, 2001

Revenues:
Licensing	$34,239	$72,789	$107,028
Maintenance, support and services	23,219	37,475	60,694

Total revenues	57,458	110,264	167,722
Cost of revenues:
Licensing	1,656	4,084	5,740
Maintenance, support and services	17,048	24,712	41,760
Amortization of developed technologies	88	2,962	3,050

Total cost of revenues	18,792	31,758	50,550

Gross profit	38,666	78,506	117,172
Operating expenses:
Sales and marketing	28,111	45,777	73,888
Research and development	11,443	17,793	29,236
General and administrative	5,802	9,663	15,465
Amortization of goodwill and other intangible assets	648	1,375	2,023
Write-off of in-process research and development	—	7,073	7,073
Unusual items	1,851	—	1,851
Restructuring costs	559	14	573

Total operating expenses	48,414	81,695	130,109

Loss from operations	(9,748)	(3,189)	(12,937)
Interest income and other income (expense), net	891	1,760	2,651

Loss before income taxes	(8,857)	(1,429)	(10,286)
Benefit from (provision for) income taxes	3,905	(5,088)	(1,183)

Net loss	$(4,952)	$(6,517)	$(11,469)

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CRYSTAL DECISIONS, INC.

CONSOLIDATED AND COMBINED CONDENSED STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JUNE 29, 2001
(In thousands)

	Pre New SAC	Post New SAC	Fiscal year ended
	Transaction	Transaction	June 29, 2001

Net cash provided by operating activities	$2,820	$10,217	$13,037
Investing activities
Purchase of property and equipment	(1,901)	(7,693)	(9,594)

Net cash (used in) investing activities	(1,901)	(7,693)	(9,594)
Financing activities
Issuance of common stock and common stock subject to repurchase	949	634	1,583
Net borrowings (repayments) from (to) Seagate Technology LLC	(180)	(4,593)	(4,773)
Payment from Seagate Technology LLC on intercompany revolving loan receivable	—	31,000	31,000

Net cash provided by financing activities	769	27,041	27,810
Effect of exchange rate changes on cash and cash equivalents	(394)	(101)	(495)

Increase in cash and cash equivalents	1,294	29,464	30,758
Cash and cash equivalents at the beginning of the period	3,621	4,915	3,621

Cash and cash equivalents at the end of the period	$4,915	$34,379	$34,379

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CRYSTAL DECISIONS, INC.

CONSOLIDATED AND COMBINED CONDENSED
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEAR ENDED JUNE 29, 2001
(In thousands, except share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
			Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at June 30, 2000	75,002,050	$75	$407,893	$(384,688)	$(167)	$23,113
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	76	76
Net loss to November 22, 2000	—	—	—	(4,952)	—	(4,952)

Total comprehensive loss	—	—	—	—	—	(4,876)
Issuance of common stock eligible for repurchase	225,000	—	900	—	—	900
Issuance of common stock upon exercise of employee stock options	12,241	—	49	—	—	49
Income tax benefit from Seagate Technology stock option exercises	—	—	33	—	—	33
Compensation expense for Seagate Technology Stock Options	—	—	1,851	—	—	1,851

Balance at November 22, 2000	75,239,291	$75	$410,726	$(389,640)	$(91)	$21,070
Elimination of accumulated deficit and other comprehensive loss	—	—	(389,731)	389,640	91	—
Push down adjustments reflecting new bases of net assets	—	—	20,452	—	—	20,452

Adjusted balance at November 22, 2000	75,239,291	$75	$41,447	$—	$—	$41,522
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(6,517)	—	(6,517)

Total comprehensive loss	—	—	—	—	—	(6,547)
Issuance of common stock upon exercise of employee stock options	158,624	—	634	—	—	634

Balance at June 29, 2001	75,397,915	$75	$42,081	$(6,517)	$(30)	$35,609

3.	Summary of Significant Accounting Policies

      Use of Estimates. The preparation of the consolidated and combined financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Estimates are used for, but are not limited to, allowance for doubtful accounts, certain reserves, useful lives for equipment and intangible assets, employee benefits, income taxes, and litigation. Actual results could differ materially from those estimates.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Foreign Currency Translation. The functional currency of the Company and subsidiaries is the applicable local currency in accordance with SFAS 52, “Foreign Currency Translation”. The Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly rates for the period. Translation gains and losses are recorded as a separate component of stockholders’ equity, and transaction gains and losses are reflected in determining net income (loss). For those foreign operations whose functional currency is the U.S. dollar, financial results are translated using a combination of current and historical exchange rates and any translation adjustments are included in net income (loss), along with all transaction gains and losses for the period.

      Due to the number of currencies involved, the constant change in currency exposures, and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. To date, the Company has not undertaken hedging transactions to cover any currency or translation exposure.

      Revenue Recognition. Licensing revenues are derived from sales of software licenses. Maintenance, support and services revenues consist of technical support, training, consulting and maintenance.

      Crystal Decisions recognizes revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” and by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. These amendments deferred and then clarified, respectively, the specification of what is considered vendor specific objective evidence (“VSOE”) of fair value for the various elements in a multiple-element arrangement.

      SOP 97-2 requires that the total arrangement fee from software arrangements that include rights to multiple software products, post contract customer support and/or other services be allocated to each element of the arrangement based on their relative fair values. Under SOP 97-2, the determination of fair value is based on vendor specific objective evidence.

      Prior to the second quarter of fiscal 2001, Crystal Decisions could establish VSOE for most elements of its multiple-element arrangements, and accordingly, revenues were allocated to the individual elements on a basis of VSOE. Fair value was established for each element based on its individual sales price consistent with Crystal Decisions’ pricing strategy. The pricing strategy was established by representatives from the Company’s marketing, sales, finance, product development and, where applicable, technical support and consulting departments.

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

      Some OEM arrangements contain end-user maintenance elements for which VSOE has not been established, as sufficient evidence of consistent pricing and renewal rates are not present. In such arrangements, Crystal Decisions recognizes the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Crystal Decisions generally recognizes licensing revenues, whether sold direct or through distributors or resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management. In instances where payments are subject to extended payment terms, revenues are not recognized until the payments become due.

      Crystal Decisions’ policy is not to recognize revenues on sales to distributors or resellers if any resale contingencies exist. Some of the factors that are considered to determine the existence of such contingencies include payment terms, collectability and history with the distributor or reseller. Revenues are recognized when such contingencies are resolved and the criteria for revenue recognition in SOP 97-2 are met.

      Crystal Decisions recognizes revenues for sales to distributors and resellers with rights of return when the criteria for recognizing revenues, as outlined in SFAS 48 — “Revenue Recognition When Right of Return Exists”, are met. However, the Company makes estimates of future returns and reduces the revenues and related receivables accordingly by the amount of such estimates.

      Where rights of return exist and the criteria of SFAS 48 are not met, revenues are not recognized until such time that all of the criteria are met. The Company considers factors including historical experience, nature of the product, fixed or determinable fees, arms length contract terms, the level of inventory in the distribution channels and the ability to reasonably estimate returns.

      Revenues from technical support and maintenance are recognized ratably over the term of the arrangement, generally one year. Revenues from training and consulting are generally recognized as the services are performed.

      Deferred revenue represents amounts from customers under license, maintenance and service arrangements for which the revenue earnings process has not been completed. These amounts relate primarily to provision of technical support and maintenance arrangements with future deliverables and arrangements where specified customer acceptance has not occurred.

      Where Crystal Decisions provides consulting services for significant production, modification, or customization of software, or where these services are essential to the functionality of the software, Crystal Decisions recognizes revenues in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In these arrangements, both the licensing revenues and consulting services revenues are recognized using the percentage of completion method based on the cost of labor inputs.

      The adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expense Incurred” (“EITF 01-14”), by the Company on December 29, 2001, has resulted in the reclassification of out-of-pocket reimbursable expenses and an increase in both maintenance, support and services revenues and cost of maintenance, support and services revenues in the amounts of $872,000, $861,000 and $391,000 for the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000, respectively. The Company now records out-of-pocket expense reimbursements as revenue versus a reduction of costs of revenues incurred. Comparative consolidated and combined statements of operations have been reclassified. The adoption of EITF 01-14 has not affected net income (loss) in any past or current period.

      Cash and Cash Equivalents. Cash includes cash equivalents, which are investments that are generally held to maturity and have maturity dates of three months or less at the time of purchase. Cash equivalents are considered highly liquid investments with insignificant interest rate risk and include marketable securities that are principally money market funds, commercial paper, market action preferreds and term deposits. Investments with maturity dates greater than 90 days but less than one year at the time of purchase are considered to be short-term investments. There were no investments with maturities of more than 90 days but less than one year at June 28, 2002. Crystal Decisions maintains its cash and cash equivalents with major

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

banks in interest and non-interest bearing bank accounts. Cash equivalents are carried at cost, which approximates fair value.

      Concentration of Credit Risk. At June 28, 2002, receivables due from Ingram Micro, Inc. (“Ingram”), a distributor, were approximately 7% of the Company’s accounts receivable balance before allowances and reserves. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have been within management’s expectations. The Company generally requires no collateral from its customers.

      Inventories. Inventories are stated at the lower of cost (first in, first out method) or market and consist primarily of materials used in software products, related supplies and packaging materials. During fiscal 2000, product support materials in the amount of $350,000 were written off as obsolete. There were no other revaluations of inventory to the lower of cost or market during fiscal 2002, fiscal 2001 or fiscal 2000.

      Property and Equipment. Equipment and leasehold improvements are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining terms of the lease.

      Goodwill and Other Intangible Assets. Amortization of goodwill and purchased intangible assets has been provided on a straight-line basis over the respective useful lives of the assets, which range from three to five years. Under SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the carrying values of long-term assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets will not be recoverable based on projected undiscounted future cash flows, carrying values of long-term assets are reduced. At June 28, 2002, there was no remaining goodwill or other intangible assets.

      Developed Technology. Crystal Decisions applies SFAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” to software technologies developed internally, acquired in business acquisitions or purchased.

      SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which generally occurs upon the completion of a working model. Internal development costs incurred prior to the establishment of technical feasibility are expensed as incurred and are included as research and development expense. As the time period between the completion of a working model and the general availability of software has been short, costs qualifying for capitalization were insignificant for fiscal 2002, fiscal 2001 and fiscal 2000. Accordingly, there were no capitalized software development costs at June 28, 2002 or June 29, 2001.

      Purchased developed technology is amortized based on a straight-line basis over the estimated useful life (36 to 48 months). The recoverability of the carrying value of purchased developed technology is reviewed periodically. The carrying value of developed technology is compared to the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net undiscounted cash flows) and to the extent that the carrying value exceeds the undiscounted cash flows the difference is written off.

      Advertising Expense. Advertising costs are expensed as incurred. Advertising costs, included in sales and marketing expense, totaled $8.9 million, $8.3 million and $10.9 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

      Comprehensive Income (Loss). Accumulated other comprehensive income (loss) was comprised of foreign currency translation gains and losses. Crystal Decisions has reported the components of comprehensive income (loss) on the consolidated and combined statements of stockholders’ equity.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation. Crystal Decisions has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Pro forma net income (loss) and net income (loss) per share are disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) (Note 11). The Company grants stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of the shares at the date of grant, and no compensation expense is recorded.

      Income Taxes. The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes the liability method. Under this method deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the enacted statutory tax rates that will be in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

4.	Property and Equipment

      Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	June 28, 2002	June 29, 2001

Equipment	Two to five years	$18,766	$8,782
Leasehold improvements	Life of lease	4,142	4,041

		22,908	12,823
Less accumulated depreciation		(7,007)	(2,333)

		$15,901	$10,490

      Depreciation expense was $5.2 million, $4.6 million and $4.3 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Depreciation expense was $2.3 million for the five-month period ended November 22, 2000 and $2.3 million for the period from November 23, 2000 to June 29, 2001.

      During fiscal 2002, Crystal Decisions entered into a series of agreements for the purchase and implementation of a global enterprise resource planning system and recorded approximately $1.7 million of costs as equipment related to the purchase and implementation of this system in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

5.	Intangible Assets

      Intangible assets consisted of the following (in thousands):

	June 28, 2002	June 29, 2001

Developed technologies	$15,234	$15,234
Assembled work force	7,073	7,073

Total intangible assets	22,307	22,307
Accumulated amortization	(11,773)	(4,338)
Reduction in the net carrying values of intangible assets pursuant to the application of SFAS 109 (Note 2)	(10,534)	—

	$—	$17,969

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      On November 22, 2000, as a result of the New SAC Transaction, the existing net carrying values of goodwill and other intangible assets were revalued and reduced to zero by a charge to additional paid-in capital. These balances arose as a result of goodwill and intangible assets being pushed down to Crystal Decisions’ consolidated and combined financial statements resulting from the October 1999 Seagate Technology exchange of shares (Note 7) and the June 1999 Seagate Technology exchange offer. The amortization expense related to these assets was $735,000 for the period from July 1, 2000 to November 22, 2000.

      As described in Note 2, Crystal Decisions revalued its intangible assets as a result of the New SAC Transaction. The revalued intangible assets had a net book value of $22.3 million, comprised of $15.2 million of developed technologies and $7.1 million of assembled workforce. Commencing on November 23, 2000, these intangible assets were being amortized on a straight-line basis over their estimated useful lives (36 months). Amortization on these intangible assets was $7.4 million and $4.3 million, respectively, for fiscal 2002 and for the period from November 23, 2000 to June 29, 2001.

6.     Related Party Transactions

      During the three months ended December 29, 2000, Crystal Decisions signed a software license agreement (the “License Agreement”) with Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use certain products of its business intelligence software and receive maintenance and support services related to these products for one year. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions’ established list price. During fiscal 2002 and fiscal 2001, respectively, Crystal Decisions recognized approximately $151,000 and $1.5 million of revenues from the License Agreement. At December 28, 2001, all of the revenues under the License Agreement had been recognized with no amounts remaining as deferred revenue. The License Agreement also provided for consulting services in connection with the licensed products, for which Crystal Decisions recorded approximately $30,000 and $327,000 of consulting revenues (adjusted for the application of EITF 01-14) in fiscal 2002 and fiscal 2001, respectively. The maintenance and support services contract related to the License Agreement was renewed during the three months ended December 28, 2001. Revenues from the maintenance and support services contract are being recognized ratably over the term of the contract, which is one year. During fiscal 2002, Crystal Decisions recognized approximately $282,000 in maintenance and support revenues related to the renewed maintenance and support contract. As of June 28, 2002 and June 29, 2001, there were no amounts outstanding from Seagate Technology included in accounts receivable.

      Historically, Seagate Technology provided substantial administrative and financial services to Crystal Decisions under a General Services Agreement dated June 28, 1997. During fiscal 2001, the General Services Agreement was replaced by the following agreements between Crystal Decisions and Seagate Technology LLC: a Corporate Services Agreement, a Payroll Services Agreement and a Management Services Agreement under substantially the same terms as the General Services Agreement with Seagate Technology. The term of the new agreements are each three years with successive renewal periods of one year. Seagate Technology LLC, an indirect subsidiary of New SAC, provides various taxation, administrative, accounting and similar corporate and managerial services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. The amount of corporate expense charges depends upon the total amount of allocable costs incurred by Seagate Technology LLC on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology LLC’s corporate general and administrative departmental managers. Crystal Decisions’ management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Crystal Decisions has begun to perform internally a number of the services that it previously

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

relied upon Seagate Technology LLC to provide and expects that overall the charges will be less for fiscal 2003 than fiscal 2002. Amounts charged to Crystal Decisions general and administrative expense were $865,000, $1.2 million and $658,000 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Since December 2001, these balances have included a quarterly charge of $25,000 for consulting and advisory fees that are paid on Crystal Decisions’ behalf by Seagate Technology LLC to certain New SAC investors. Management believes Seagate Technology LLC charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party.

      Until October 22, 2000, the employees of Crystal Decisions also participated in the Seagate Technology Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permitted eligible employees who had completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the Purchase Plan, Crystal Decisions employees purchased 24,181 and 57,245 shares of Seagate Technology common stock in fiscal 2001 and fiscal 2000, respectively. The Company did not make matching payments for such employee stock purchases. The Purchase Plan terminated prior to the closing of the New SAC Transaction.

      The U.S. employees of Crystal Decisions are eligible to participate in the Seagate Technology tax-deferred savings plan, the “Seagate Technology, Inc. Savings and Investment Plan” (“the 401(k) plan”). The 401(k) plan is designed to provide qualified employees with an accumulation of funds at retirement. Qualified employees may elect to contribute to the 401(k) plan on a monthly basis. Crystal Decisions contributes 50% of the amounts contributed by the employees, up to a maximum of $2,500 per employee or 6% of the individual employee’s salary, whichever is less. Contributions to the 401(k) plan were not impacted by the November 22, 2000 New SAC Transaction. Crystal Decisions made matching contributions of $367,000, $295,000 and $186,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

      See also Notes 2, 7, 9, 12 and 16 for other related party transactions.

7.     Unusual Transactions

     Compensation Expense for Seagate Technology Stock Options on Sale of Seagate Technology

      On November 22, 2000, the date of the closing of the New SAC Transaction, vesting of Seagate Technology options were accelerated and each share was net exercised for merger consideration of 0.4465 shares of VERITAS and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Seagate Technology. At November 22, 2000, options to purchase 51,500 shares of Seagate Technology common stock were held by certain Crystal Decisions’ employees. As a result, the Company recorded approximately $1.9 million of non-cash compensation expense attributable to its employees as a capital contribution from Seagate Technology. The compensation expense was recorded as an unusual item in the consolidated and combined statement of operations for fiscal 2001.

     The October 1999 Seagate Technology Exchange of Shares

      On October 20, 1999, the stockholders of Seagate Software Holdings approved the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Seagate Technology, with and into Seagate Software Holdings. The merger was effected on October 20, 1999. Seagate Software Holdings’ assets consisted of the assets of the IMG business and its investment in the common stock of VERITAS. Upon the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Seagate Technology. All outstanding options to purchase Seagate Software Holdings common stock were accelerated immediately prior to the merger. In connection with the merger, Seagate Software Holdings minority stockholders and optionees

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

received payment in the form of 3.23 shares of Seagate Technology’s common stock per share of Seagate Software Holdings common stock less any amounts due for the payment of the exercise price of unexercised options. Seagate Technology issued 9,124,046 shares of its common stock to minority stockholders and optionees of Seagate Software Holdings in connection with the merger.

      Seagate Technology accounted for the exchange of shares of its common stock as the acquisition of a minority interest in Seagate Software Holdings’ common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19.4 million and was recorded as the purchase price of this minority interest and was allocated to all the identifiable tangible and intangible assets and liabilities of Seagate Software Holdings. Seagate Technology accounted for the exchange of shares of its common stock for stock options in Seagate Software Holdings held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. During fiscal 2000, Seagate Technology recorded compensation expense of $283.6 million, plus $2.1 million of employer portion of payroll taxes, related to the purchase of the minority interest in Seagate Software Holdings.

      The Crystal Decisions’ consolidated and combined statement of operations for fiscal 2000 includes an allocation of compensation expense arising from the October 1999 Seagate Technology exchange of shares of $239.6 million of the total compensation expense of $283.6 million. Compensation expense was allocated to Crystal Decisions on the basis of employees specifically identified with the IMG business and for those employees that performed services for the IMG business, on the basis of time estimates. The offsetting entry was recorded as a capital contribution from Seagate Technology on the statement of stockholders’ equity. The $2.1 million of employer portion of payroll taxes paid related to Crystal Decisions employees was recorded as an unusual expense in fiscal 2000. In addition, Crystal Decisions incurred $877,000 of legal and accounting costs in fiscal 2000 in connection with its recapitalization and reorganization.

      The components of the unusual items expense recorded in fiscal 2000 that are attributable to the employees of Crystal Decisions consisted of the following (in thousands):

	As expensed by	Allocated to
	Seagate	Crystal
	Technology	Decisions

Compensation expense associated with the exchange of Seagate Software Holdings common stock for Seagate Technology common stock	$283,619	$239,574
Employer portion of payroll taxes	2,118	2,118
Transactions costs	877	877

	$286,614	$242,569

      The consolidated and combined financial statements of Crystal Decisions at June 30, 2000 also include an allocation of $1.2 million of the $19.4 million purchase price allocation described previously that was pushed down to the consolidated and combined financial statements of Crystal Decisions. The allocation to Crystal Decisions was based on the estimated fair value of the IMG business relative to the fair value of Seagate Software Holdings. A number of factors were considered in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The allocation of the purchase price to the intangible assets of Crystal Decisions as at October 20, 1999 consisted of the following (in thousands):

Developed technologies	$156
Trademark	36
Assembled work force	47
In-process research and development	25
Goodwill	1,071
Deferred tax liability	(93)

Total purchase price allocated	$1,242

8.     Restructuring Costs

      During fiscal 2001, Crystal Decisions incurred $573,000 of restructuring charges. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer locations. The charges were primarily comprised of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At June 29, 2001, amounts remaining accrued but unpaid were not considered significant. At June 28, 2002, no amounts remained outstanding.

      During fiscal 2000, Crystal Decisions incurred $1.3 million of restructuring charges related to the termination of excess personnel as Crystal Decisions realigned its resources to better manage and control its business. The charges resulted from a company-wide restructuring plan announced in October 1999 and were comprised of charges for severance and benefits paid to approximately 125 employees from various locations and departments, including direct sales force personnel, who were terminated on October 23, 1999. The restructuring charges were paid during fiscal 2000 and no amounts were outstanding as of June 30, 2000.

      The restructuring events described above were independent of each other.

9.     Income Taxes

      Net income (loss) before provision for (benefit from) income taxes consisted of the following (in thousands):

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

U.S.	$4,837	$(12,110)	$(271,991)
Foreign:
Canada	10,952	331	(4,042)
Europe	259	676	116
Other	207	817	(300)

Net income (loss) before provision for (benefit from) income taxes	$16,255	$(10,286)	$(276,217)

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The provision for (benefit from) income taxes consisted of the following (in thousands):

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Current tax expense (benefit):
U.S. Federal	$803	$(1,418)	$(46,977)
U.S. State	97	(1,056)	(7,440)
Foreign	4,714	2,128	(491)

Total current tax expense (benefit)	5,614	(346)	(54,908)

Deferred tax expense (benefit):
U.S. Federal	—	—	(139)
U.S. State	—	—	(8)
Foreign	(2,314)	1,529	—

Total deferred tax expense (benefit)	(2,314)	1,529	(147)

Provision for (benefit from) income taxes	$3,300	$1,183	$(55,055)

      Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes was provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for applicable foreign tax credits) and withholding taxes payable as imposed by the tax authorities of those foreign countries.

      A reconciliation of income taxes computed at the U.S. statutory rate to the provision for (benefit from) income taxes is as follows (in thousands):

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Income tax provision for (benefit from) computed at the U.S. statutory rate of 35%	$5,689	$(3,600)	$(96,676)
State income taxes (benefit), net	141	(435)	(4,191)
Foreign income tax difference with respect to the U.S. statutory rate	(2,117)	2,942	1,229
Write-off of in-process research and development	—	693	—
Non-deductible compensation expense	—	—	56,734
Reinstatement of net operating losses	(53,492)	—	—
Valuation allowance	53,324	1,913	(12,913)
Other	(245)	(330)	762

	$3,300	$1,183	$(55,055)

      Prior to the close of the New SAC Transaction, Crystal Decisions was included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and Crystal Decisions had entered into a tax sharing agreement (the “Tax Allocation Agreement”) pursuant to which Crystal Decisions computed hypothetical tax returns as if Crystal Decisions was not joined in the combined or consolidated returns with Seagate Technology. Crystal Decisions paid Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns showed entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology would pay

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Crystal Decisions the amount of such refunds. In prior periods, Crystal Decisions generated substantial cash payments from the Company’s tax losses utilized by Seagate Technology, which were used to reduce the obligation under the revolving loan agreement (“Revolving Loan Agreement”) (Note 12). As of the end of fiscal 2001 and fiscal 2000, respectively, $4.0 million and $67.0 million of intercompany tax related balances due to Crystal Decisions from Seagate Technology were offset against amounts due, if any, to Seagate Technology under the Revolving Loan Agreement. On November 22, 2000, the Tax Allocation Agreement was terminated.

      Until October 22, 2000, certain employees of Crystal Decisions participated in the Seagate Technology Employee Stock Purchase Plan. During fiscal 2001 and fiscal 2000, respectively, $33,000 and $109,000 of income tax benefits relating to the exercise of stock options under this plan by the Company’s employees were credited to additional paid-in capital. The offsetting entry increased amounts due to Seagate Technology pursuant to the Tax Allocation Agreement.

      During the three months ended June 28, 2002, the Company’s Canadian subsidiary transferred intellectual property to another foreign subsidiary. The transaction resulted in current taxes of $3.4 million, which was classified as an asset on the consolidated balance sheet and will be amortized over the life of the transferred asset, which the Company has determined to be two years. As at June 28, 2002, $1.7 million of the asset was classified as “Prepaid and other current assets” and $1.7 million was classified as “Other assets” on the consolidated balance sheet.

      Deferred income taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of Crystal Decisions’ deferred tax assets and liabilities consisted of the following (in thousands):

	For the fiscal years ended

	June 28, 2002	June 29, 2001

Deferred tax assets
U.S. net operating loss carryforwards	$56,170	$—
Foreign net operating loss carryforwards	1,440	387
Accrued expenses and reserves	3,849	4,438
Excess of tax bases over book bases of assets	6,779	10,675
Other	691	105

Total deferred tax assets	68,929	15,605
Valuation allowance	(68,929)	(15,605)

Net deferred tax assets	—	—

Deferred tax liabilities
Excess of book bases over tax bases of assets	583	3,600

Total deferred tax liabilities	$583	$3,600

Net deferred tax liabilities	$583	$3,600

      The realization of the tax benefits of the deferred tax assets subject to the valuation allowance will depend primarily on the Company’s ability to generate sufficient taxable income in future periods, the timing and amount of which are uncertain.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      As of June 28, 2002, Crystal Decisions UK (Limited), a dual US/ UK incorporated subsidiary, had U.S. net operating loss carryforwards of approximately $143.2 million. These losses expire in fiscal years 2012 through 2021, if not utilized, as follows: $5.7 million at June 27, 2012, $7.1 million at July 3, 2013; $20.4 million at July 2, 2019; $63.4 million at June 30, 2020; and $46.6 million at November 22, 2020. These losses may only be applied to reduce taxable income of the dual incorporated subsidiary for U.S. tax purposes. The Company also had foreign net operating loss carryforwards of approximately $4.8 million which are available to offset future foreign taxable income and do not expire.

10.     Net Income (Loss) Per Share

      Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each of the fiscal years presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding during each of the fiscal years presented assuming exercise of options to purchase common stock. Common stock equivalents consist of shares issuable upon the exercise of stock options using the treasury stock method. The incremental shares included as common stock equivalents result from the weighted average fair market values of stock options being in excess of the exercise prices for the stock options outstanding during fiscal 2002. Options to purchase common stock were excluded from the computation of diluted net income (loss) per share for the fiscal years ended June 29, 2001 and June 30, 2000, as their effect was not dilutive.

      Below is a reconciliation of the numerator and denominator used to calculate net income (loss) per share (in thousands, except per share data).

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$12,955	$(11,469)	$(221,162)

Denominator:
Weighted average number of common shares outstanding	75,601	75,253	75,001

Net income (loss) per share — basic	$0.17	$(0.15)	$(2.95)

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$12,955	$(11,469)	$(221,162)

Denominator:
Weighted average number of common shares outstanding	75,601	75,253	75,001
Dilutive effect of stock options under the treasury stock method	1,205	—	—

Weighted average number of common shares outstanding on a diluted basis	76,806	75,253	75,001

Net income (loss) per share — diluted	$0.17	$(0.15)	$(2.95)

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.     Stockholders’ Equity

      Crystal Decisions’ authorized capital stock consists of 150,000,000 shares of common stock at $0.001 par value per share. No dividends have been declared or paid to date by Crystal Decisions.

      1999 and 2000 Stock Option Plans. The Crystal Decisions 1999 and 2000 Stock Option Plans (“Crystal Decisions Plans”) provide for the issuance of incentive and nonstatutory stock options to employees, directors and consultants of Crystal Decisions, New SAC and subsidiaries of the consolidated group.

      1999 Stock Option Plan. Crystal Decisions reserved 22,500,000 shares under the 1999 Stock Option Plan. Options granted under this plan are generally granted at fair market value, expire ten years from the date of the grant and vest over 48 months, with the shares subject to the option vesting as to 25% on the first anniversary of the vesting commencement date and as to  1/48th of the option per month thereafter. As of June 28, 2002, June 29, 2001 and June 30, 2000, respectively, 13,391,242, 10,680,856 and 8,626,879 options were outstanding under the 1999 stock option plan and 8,245,862, 11,422,229 and 13,872,071 remained available for grant.

      2000 Stock Option Plan. Crystal Decisions reserved 200,000 shares under the 2000 Stock Option Plan. Options granted under this plan were granted at fair market value, expire ten years from the date of grant and become fully vested and exercisable immediately prior to a merger or asset sale, other than the New SAC Transaction, or on the date an initial public offering of Crystal Decisions’ common stock is declared effective by the Securities and Exchange Commission. Compensation expense will be measured at fair value upon vesting of these options under SFAS 123 as all of the options under this plan were granted to employees of Seagate Technology before the New SAC Transaction. As of both June 28, 2002 and June 29, 2001, 106,450 options were outstanding under the 2000 stock option plan and 93,550 options remained available for grant. At June 30, 2000, 161,450 options were outstanding under the 2000 stock option plan and 38,550 options remained available for grant.

      Options under the Crystal Decisions Plans were granted at an exercise price equal to the fair market value of Crystal Decisions’ common stock on the grant date, as determined by the Company’s Board of Directors.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Following is a summary of stock option activity from the inception of the Crystal Decisions Plans through the end of fiscal 2002:

	Options Outstanding

	Number of
	Common	Weighted
	Shares	Average
	Issuable	Exercise Price

Balance at July 2, 1999	—	$—
Granted	9,501,899	4.00
Exercised	(1,050)	4.00
Cancelled	(712,520)	4.00

Balance at June 30, 2000	8,788,329	4.00

Granted	3,305,615	4.00
Exercised	(395,865)	4.00
Cancelled	(910,773)	4.00

Balance at June 29, 2001	10,787,306	4.00

Granted	3,844,618	4.49
Exercised	(466,231)	4.00
Cancelled	(668,001)	4.10

Balance at June 28, 2002	13,497,692	$4.14

      Options available for grant under the Crystal Decisions Plans were 8,339,412 and 11,515,779 at June 28, 2002 and June 29, 2001, respectively. The following table summarizes the status of the Company’s stock options outstanding and exercisable at June 28, 2002:

Options Outstanding				Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Price	Shares	(in years)	Price	Shares	Price

$4.00	10,083,907	7.85	$4.00	5,783,904	$4.00
$4.25	2,463,935	9.38	$4.25	673	$4.25
$5.00	684,450	9.77	$5.00	—	—
$6.00	265,400	9.92	$6.00	—	—

	13,497,692	8.27	$4.14	5,784,577	$4.00

      Pro Forma Information. SFAS 123 requires Crystal Decisions to present pro forma information regarding net income (loss) and net income (loss) per share for stock options granted as if Crystal Decisions had accounted for its stock options under the fair value method of SFAS 123. The fair value of Crystal Decisions’ stock options was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Crystal Decisions stock options granted to employees have characteristics significantly different from those of exchange-traded options (and are not fully transferable) and because changes in the subjective input assumptions can materially affect the

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the stock options granted to employees.

      The weighted average deemed fair value of stock options granted under Crystal Decisions Plans was $2.88 in fiscal 2002, $3.06 in fiscal 2001 and $2.83 in fiscal 2000. The fair value was estimated assuming no expected dividends and the following weighted average assumptions:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Expected life (in years)	3.00	2.82	1.97
Risk-free interest rate	4.0%	5.6%	6.2%
Volatility	101%	99%	95%

      The weighted average fair value of shares granted under the Seagate Technology Employee Stock Purchase Plan (“Purchase Plan”) was $11.47 in fiscal 2000. The fair value was estimated assuming no dividends and the following weighted average assumptions: an expected life of six months, a risk-free interest rate of 5.7% and a volatility of .78. The weighted average purchase price of shares granted under the Purchase Plan was $23.38 per share in fiscal 2000. The estimated fair value of the options was amortized over the six-month purchase period for stock purchases under the Purchase Plan ending October 22, 2000.

      For purposes of pro forma disclosures, the estimated fair value of the options was amortized over the options’ vesting period. Crystal Decisions’ pro forma information including the pro forma charge related to options expense using the Black-Scholes model is as follows (in thousands):

	Fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Net income (loss) as reported	$12,955	$(11,469)	$(221,162)
Pro forma net income (loss)	$6,264	$(18,653)	$(225,973)
Pro forma net income (loss) per common share — basic	$0.08	$(0.25)	$(3.01)
Pro forma net income (loss) per common share — diluted	$0.08	$(0.25)	$(3.01)

      The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years as no options were issued under the Crystal Decisions Plans prior to November 1999.

      Common Stock Subject to Repurchase. Under the provisions of the 1999 Stock Option Plan, an employee and certain non-employee directors have exercised certain of their options to purchase common stock, including the unvested portion. At the option of Crystal Decisions and within 30 days of termination of these individuals, Crystal Decisions may, but is not obligated to, repurchase the unvested shares at the original purchase price. As of June 28, 2002 and June 29, 2001, respectively, there were 70,834 and 129,001 unvested shares that could become subject to repurchase at an aggregate repurchase price of $283,336 and $516,004, respectively. There was no stock subject to repurchase as of June 30, 2000.

12.     Revolving Loan Agreement

      On July 4, 2001, Crystal Decisions and Seagate Technology LLC renewed the Revolving Loan Agreement originally dated June 28, 1996, which was previously with Seagate Technology. The renewed Revolving Loan Agreement provided for maximum outstanding borrowings of up to $15 million, which was reduced from the amended loan dated July 4, 2000, which provided for maximum outstanding borrowings of up to $60 million. The Revolving Loan Agreement expired on July 4, 2002 and was not renewed. The loan balance was receivable or payable upon termination of the Revolving Loan Agreement and was presented on the consolidated balance sheets as a net receivable or net payable in accordance with the terms of the Revolving Loan Agreement.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Prior to fiscal 2001, certain of Crystal Decisions’ working capital requirements were financed through the revolving loan agreements and at July 2, 1999 there was a net payable balance due to Seagate Technology. While Crystal Decisions continued to draw against the Revolving Loan Agreement during fiscal 2000 there was a net receivable balance due from Seagate Technology of $25.7 million at June 30, 2000. As explained in Note 9, this receivable balance arose largely as the result of offsetting amounts due from Seagate Technology under the Tax Allocation Agreement for income tax loss benefits utilized by Seagate Technology relative to Crystal Decisions’ tax loss position.

      During the three months ended June 29, 2001, Seagate Technology LLC repaid $31.0 million of the balance receivable under the Revolving Loan Agreement, thereby decreasing the receivable balance at June 29, 2001 to $3.4 million. During the three months ended September 28, 2001, Seagate Technology LLC repaid the remaining portion of the receivable balance. At June 28, 2002, or on the expiration of the Revolving Loan Agreement on July 4, 2002, there was no balance receivable or payable under the Revolving Loan Agreement by Crystal Decisions or Seagate Technology LLC.

      During all periods, interest income or expense was calculated on a monthly basis on the outstanding net receivable or net payable revolving loan balance. During fiscal 2002, net interest income of $301,000 was earned at an average rate of 3.71% for the first fiscal quarter of 2002. During fiscal 2001, net interest income of $1.8 million was earned at an average rate of 6.46%. During fiscal 2002 and 2001, interest income was earned at Seagate Technology LLC’s in-house portfolio yield rate. During fiscal 2000, net interest expense of $583,000 was incurred at an average rate of 7.85%, being LIBOR plus 2% per annum.

13.     Credit Line

      On June 27, 2002, Crystal Decisions and Comerica Bank (“Comerica”) signed a non-binding term sheet and at September 26, 2002, the parties were negotiating an agreement for an accounts receivable based bank line of credit providing for up to a maximum of $15 million in borrowings for general working capital purposes.

14.     Debt Guarantees and Pledge of Assets

      On November 22, 2000, as part of the financing of the New SAC Transaction, New SAC, through an indirect subsidiary Seagate Technology (U.S.) Holdings, Inc., entered into a credit agreement for senior credit facilities with a syndicate of banks and other financial institutions (the “Credit Agreement”). The senior credit facilities negotiated under the Credit Agreement provided senior secured financing of up to $900 million, consisting of $700 million of term loans and a $200 million revolving credit facility. In addition, Seagate Technology International, which is an indirect subsidiary of New SAC, issued unsecured senior subordinated notes (the “Notes”) under an Indenture dated November 22, 2000, at a discount to the aggregate principal amount of $210 million, for gross proceeds of approximately $201 million. The Notes had an original maturity date of November 15, 2007 and incurred interest payable semi-annually at a rate of 12.5% per annum.

      Under these agreements, New SAC and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, were guarantors on a joint and several, whole and unconditional basis, of the senior credit facilities and the Notes. In addition, the majority of New SAC’s and certain of its subsidiaries’ assets, including certain of Crystal Decisions’ assets and its capital stock, were pledged against the term loans under the Credit Agreement. Also, New SAC, and certain of its subsidiaries, including Crystal Decisions and certain of its subsidiaries, had agreed to certain covenants under the Credit Agreement and the Notes, including restrictions on future equity and borrowing transactions, business acquisitions and disposals, making certain restricted payments and dividends, making certain capital expenditures, incurring guarantee obligations and engaging in mergers or consolidations.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      As New SAC did not require Crystal Decisions’ cash flow to be used to service the obligations pursuant to the Credit Agreement or the Notes, and as the Company believed that none of the guarantees or pledges of assets under the term loans or its guarantee obligations under the Indenture were likely to be invoked, Crystal Decisions’ consolidated and combined financial statements did not reflect any of the proportionate debt and interest charges related to the financing of the New SAC Transaction.

      On May 13, 2002, New SAC and its affiliates completed a refinancing of the secured credit facilities and a tender offer for all of the outstanding Notes and repaid the remaining balance outstanding on the terms loans under the former senior secured credit facilities. At June 28, 2002, Crystal Decisions and its subsidiaries have been released from all of the guarantees, pledge of assets and restrictive covenants that existed under the Credit Agreement and Indenture.

15.     Business Segment and Geographic Information

      Crystal Decisions operates in a single industry segment — information management software. Crystal Decisions’ products and services are sold through direct and indirect methods. Within the segment, the chief operating decision maker, Crystal Decisions’ chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by product channels.

     Product and services revenues (in thousands):

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Licensing	$140,009	$107,028	$74,182
Maintenance, support and services	77,161	60,694	52,727

Total revenues	$217,170	$167,722	$126,909

     Geographic revenues (in thousands)(1):

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

United States	$147,547	$113,993	$83,552
Europe (2)	41,770	31,812	28,453
Other (3)	27,853	21,917	14,904

Total revenues	$217,170	$167,722	$126,909

     Channel revenues (in thousands):

	For the fiscal years ended

	June 28, 2002	June 29, 2001	June 30, 2000

Direct	$145,944	$106,104	$75,798
Indirect (4)	71,226	61,618	51,111

Total revenues	$217,170	$167,722	$126,909

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

     Long-lived tangible and intangible assets (in thousands):

	June 28, 2002	June 29, 2001

United States	$587	$12,310
Canada	14,933	14,120
Other	381	2,029

Total long-lived tangible and intangible assets	$15,901	$28,459

     Reconciliation of total assets (in thousands):

	June 28, 2002	June 29, 2001

Total long-lived tangible and intangible assets	$15,901	$28,459
Other assets, including current	120,945	76,667

Total assets	$136,846	$105,126

(1)	Revenues are attributed to geographic locations based on the location of the customer.
(2)	Europe includes South Africa and the Middle East.
(3)	Other includes Canada and the Asia Pacific region.
(4)	Includes distributors and OEMs.

      A third-party customer, Ingram, accounted for a total of $21.0 million, $27.7 million and $25.3 million of total revenues during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. No other customer accounted for 10% or more of Crystal Decisions consolidated total revenues during fiscal 2002, fiscal 2001 or fiscal 2000.

16.     Commitments

      Leases. Crystal Decisions leases its facilities under lease agreements. Rent expense for facilities under operating leases was approximately $7.8 million, $6.4 million and $5.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Facility operating leases expire at various dates through fiscal 2015 and contain various provisions for rental adjustments. The leases require Crystal Decisions to pay property taxes, insurance and normal maintenance costs. Crystal Decisions also occupies certain facilities owned by Seagate Technology for which rent and related costs are charged at fair value. Approximate minimum lease payments for the Company’s facilities were as follows at June 28, 2002 (in thousands):

2003	$7,159
2004	6,937
2005	5,414
2006	4,049
2007	3,393
Thereafter	23,852

$50,804

17.     Litigation

      In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The action alleged a breach of an oral agreement and infringement of Vedatech’s U.K. copyright in one of Crystal Decisions’ products and sought monetary and injunctive relief. In

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

August 2000, Vedatech obtained permission to amend is action to include claims for unjust enrichment, unlawful interference and quantum meruit. In May 2001, Vedatech sought to enjoin Crystal Decisions (UK) Limited from infringing the U.K. copyright and sought forfeiture to Vedatech of all infringing software copies. Of the relief sought, only a claim for JPY 26,624,181 (approximately U.S. $240,000) for unpaid invoices initially was settled. The liability phase of the trial was completed in March 2002, with Crystal Decisions prevailing on all claims except for the quantum meruit. The court ordered the parties to mediate the quantum of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement is not material to Crystal Decisions’ operations and contains no continuing obligations. On September 24, 2002, however, Crystal Decisions received documents indicating Vedatech is seeking to set aside the settlement.

      In addition to the foregoing, Crystal Decisions is subject to other litigation in the ordinary course of its business. While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely effect Crystal Decisions’ financial position, liquidity or results of operations.

18.     Recent Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting for business combinations and includes new criteria for recognizing intangible assets separately from goodwill. The adoption of SFAS 141 has not had a material effect on the consolidated financial position or results of operation of the Company. Under SFAS 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill and other intangible assets with indefinite lives are no longer amortized but are instead reviewed at least annually for impairment. Separate intangible assets that are deemed to have a definite life will continue to be amortized over their estimated useful life. The standard also establishes guidance for testing for impairment of goodwill and other intangible assets with indefinite useful lives. The provisions of SFAS 142 will apply to Crystal Decisions beginning in fiscal 2003. Crystal Decisions does not expect that the adoption of SFAS 142 will have a material impact on its consolidated financial position or results of operations, as there are no remaining intangible assets on the consolidated balance sheet as at June 28, 2002.

      In October 2001, the FASB approved the issuance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. The provisions of SFAS 144 will apply to Crystal Decisions beginning in fiscal 2003. Crystal Decisions does not expect that the adoption of SFAS 144 will have a material impact on its consolidated financial position or results of operations.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation of Registrant
3.2(1)	Bylaws of Registrant, as amended and restated
10.1(1)	1999 Stock Option Plan and form of Stock Option Agreement, as amended and restated
10.1.1(1)	1999 Stock Option Plan — Canadian Stock Option Agreement
10.1.2(1)	1999 Stock Option Plan — United Kingdom Sub-Plan, as amended and restated
10.1.3(5)	1999 Stock Option Plan — as amended August 13, 2001
10.1.4	1999 Stock Option Plan — as amended August 13, 2001 (French Employees Only)
10.2(1)	2000 Stock Option Plan and form of Stock Option Agreement
10.3(1)	Seagate Technology, Inc. Employee Stock Purchase Plan, as amended and restated
10.4(1)	Intercompany Revolving Loan Agreement dated July 4, 2000 between the Registrant and Seagate Technology LLC
10.4.1(4)	Intercompany Revolving Loan Agreement dated July 4, 2001 between Crystal Decisions, Inc. and Seagate Technology LLC
10.5(1)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers
10.6(1)	General Services Agreement dated June 28, 1997 between Seagate Software Holdings and Seagate Technology, Inc.
10.6.1(2)	Management Services Agreement dated November 20, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology (US) Holdings, Inc.
10.6.2(2)	Corporate Services Agreement dated July 1, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology LLC
10.6.3(2)	Payroll Services Agreement dated July 14, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate US LLC
10.7(1)	Tax Allocation Agreement dated April 4, 1996 between Seagate Software Holdings and Seagate Technology, Inc.
10.8(4)	Cross License and Original Equipment Manufacturing Agreement effective October 5, 1998 by and among Seagate Software Information Management Group, Inc., VERITAS Software Corporation and VERITAS Operating Corporation
10.8.1(1)	Amendment No. 1 to Cross License and OEM Agreement dated April 16, 1999
10.9(1)	Lease Agreement dated November 1, 1997, between Seagate Software Information Management Group, Inc. and Cathedral Ventures Limited
10.9.1(1)	Amendment to Lease agreement dated January 27, 1999
10.10(1)	Lease agreement dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.1(4)	Amendment to Lease agreement dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.2	Amendment and Restatement to Lease agreement dated February 28, 2002, between Laurelton Investments Ltd., and KBK No. 197 Ventures Ltd. and Crystal Decisions, Corp. and Crystal Decisions, Inc.
10.11(1)	Lease agreement, dated October 18, 1996, between Ravenseft Properties Limited and Holistic Systems Limited
10.11.1(1)	Amendment to Lease agreement dated May 16, 2000
10.12(1)	Lease agreement dated June 22, 1998, between Allstate Insurance Company and Seagate Software, Inc.
10.13(1)	Sublease agreement dated June 18, 1999, between Bellsouth Mobility Inc. and Seagate Software Inc.

Exhibit
Number	Description

10.14(3)	Seagate Software Information Management Group, Inc. Software License Agreement between Seagate Software Information Management Group, Inc. and Seagate Technology dated September 20, 2000
10.15(4)	Employment Agreement, dated as of July 20, 2000, by and between Seagate Software Information Management Group, Inc. and William Gibson
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Chartered Accountants
24.1	Power of Attorney (see the signature page to this Form 10-K)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859).

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 30, 2001.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended December 29, 2000. Previously filed at Exhibit 10.1 in that filing.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 28, 2001.