Form 10-Q
period 2002-09-27
CRYSTAL DECISIONS INC
filed 2002-11-12
CIK 1126499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 27, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes [X] No [ ]

On November 1, 2002, 75,952,097 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

CRYSTAL DECISIONS, INC.

Item 1. Financial Statements (Unaudited)

CRYSTAL DECISIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 27,	June 28,
	2002	2002 (1)

ASSETS
Current assets:
Cash and cash equivalents (note 5)	$61,335	$71,451
Short-term investments (note 5)	7,520	—
Restricted cash (note 6)	2,000	—
Accounts receivable, net of allowance for doubtful accounts of $2.3 million and $2.1 million	41,250	40,391
Income taxes receivable	231	1,048
Inventories, net	598	607
Deferred tax assets	3,452	—
Prepaid and other current assets	5,442	5,748

Total current assets	121,828	119,245

Property and equipment, net	19,110	15,901
Deferred tax assets	1,011	—
Other non-current assets	1,275	1,700
Long-term investments (note 5)	666	—

Total assets	$143,890	$136,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,754	$14,518
Accrued employee compensation	14,073	13,066
Accrued expenses	12,839	11,842
Deferred revenue (note 4)	39,232	38,895
Income taxes payable	13,557	14,498

Total current liabilities	92,455	92,819
Deferred income taxes	698	583
Deferred revenue (note 4)	2,114	1,992

Total liabilities	95,267	95,394

Stockholders’ equity:
Common stock — 150,000,000 shares authorized, shares issued and outstanding — 75,932,216 and 75,864,146 at $0.001 par value per share as of September 27, 2002 and June 28, 2002	76	76
Additional paid-in capital	35,128	34,814
Retained earnings	13,521	6,438
Accumulated other comprehensive income (loss)	(102)	124

Total stockholders’ equity	48,623	41,452

Total liabilities and stockholders’ equity	$143,890	$136,846

See accompanying notes.

(1)	The information in this column was derived from the audited consolidated balance sheet as of June 28, 2002.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended

	September 27,	September 28,
	2002	2001

Revenues (note 4):
Licensing (note 7)	$41,787	$30,855
Maintenance, support and services (note 7)	23,261	17,196

Total revenues	65,048	48,051
Cost of revenues:
Licensing	1,783	1,529
Maintenance, support and services	13,856	10,093
Amortization of developed technologies (note 2)	—	1,269

Total cost of revenues	15,639	12,891

Gross profit	49,409	35,160
Operating expenses:
Sales and marketing	23,900	21,373
Research and development	9,403	6,945
General and administrative (note 7)	6,580	4,059
Amortization of intangible assets (note 2)	—	589

Total operating expenses	39,883	32,966

Income from operations	9,526	2,194
Interest income and other income, net	452	729

Income before income taxes	9,978	2,923
Provision for income taxes (note 8)	2,895	502

Net income	$7,083	$2,421

Net income per share — basic and diluted (note 9):	$0.09	$0.03

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended

	September 27,	September 28,
	2002	2001

Operating activities
Net income	$7,083	$2,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,751	3,042
Bad debt expense and other reserves	244	214
Deferred income tax recovery	(3,507)	(919)
Amortization of other non-current assets	425	—
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	(2,338)
Income taxes receivable	817	5,468
Inventories, net	9	167
Prepaid and other current assets	290	(86)
Accounts payable	(1,158)	(899)
Accrued employee compensation	984	291
Accrued expenses	923	791
Deferred revenue	449	(365)
Income taxes payable	(1,782)	1,542

Net cash provided by operating activities	5,426	9,329

Investing activities
Purchase of property and equipment	(5,606)	(1,622)
Purchase of short-term investments	(7,520)	—
Purchase of long-term investments	(666)	—

Net cash used in investing activities	(13,792)	(1,622)

Financing activities
Issuance of common stock	273	299
Deposit to secure overdraft credit facility	(2,000)	—
Net borrowings from Seagate Technology LLC	—	(871)
Payment from Seagate Technology LLC on revolving loan receivable	—	4,300

Net cash provided by (used in) financing activities	(1,727)	3,728
Effect of exchange rate changes on cash and cash equivalents	(23)	206

Increase (decrease) in cash and cash equivalents	(10,116)	11,641
Cash and cash equivalents at the beginning of the period	71,451	34,379

Cash and cash equivalents at the end of the period	$61,335	$46,020

See accompanying notes.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

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

     Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation, which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation (“New SAC”), whose predecessor was Seagate Technology, Inc. (“Seagate Technology”).

     The unaudited consolidated financial statements of Crystal Decisions have been prepared by the Company, in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes of the Company in the Annual Report on Form 10-K for the year ended June 28, 2002 as filed with the SEC on September 26, 2002.

     The consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the three months ended September 27, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 27, 2003 or future operating periods. All information is stated in U.S. dollars unless otherwise stated.

     Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, fiscal 2002 ended on June 28, 2002 and comprised 52 weeks. Fiscal 2003 will be a 52-week year and will end on June 27, 2003. The three-month periods ended September 27, 2002 and September 28, 2001 each comprised 13 weeks of activity. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

2. Change in Control of Crystal Decisions, Inc.

     At the closing of the transactions under the terms of a stock purchase agreement, New SAC, through Seagate Software (Cayman) Holdings, acquired 75,001,000 shares, or 99.7%, of Crystal Decisions’ outstanding common stock at November 22, 2000. This transaction is referred to hereafter as the New SAC Transaction.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

     The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on the Company’s financial statements specifically related to results for the three months ended September 27, 2002 and September 28, 2001:

•	Revenues. Deferred revenue was revalued at November 22, 2000 and was reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were approximately $103,000 lower for the three months ended September 28, 2001 than they would have been had the push down adjustments not occurred. There was no impact during the three months ended September 27, 2002.

•	Depreciation. As a result of the push down accounting, the long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, depreciation expense recorded was approximately $270,000 and $463,000 less for the three months ended September 27, 2002 and September 28, 2001, respectively, than would have been recorded had the push down adjustments not occurred.

•	Amortization. Additional amortization expense of approximately $1.4 million for the three months ended September 28, 2001 was recorded resulting from the incremental fair value of intangible assets pushed down to the Company’s consolidated financial statements on November 22, 2000. As a result of the application of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the net carrying values of the intangible assets pushed down to Crystal Decisions’ consolidated financial statements were reduced to zero at June 28, 2002 by a charge against additional paid-in capital on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003, there was no amortization charged to the Company’s statement of operations related to intangible assets.

3. New Accounting Policies

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” Crystal Decisions adopted SFAS 142 effective June 29, 2002. Under SFAS 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are deemed to have definite lives continue to be amortized over their estimated useful lives. There was no goodwill or remaining intangible assets on the consolidated balance sheet as at June 28, 2002. Therefore, there was no amortization relating to developed technologies, a definite life intangible asset, for the three months ended September 27, 2002. Under SFAS 142, assembled workforce is not considered to be an intangible asset and, as such, is no longer amortized on adoption. The adoption did not have a material impact on the Company’s financial position or results of operations.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     Had the Company been accounting for its intangible assets under SFAS 142 for all periods presented, the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	For the three months ended

	September 27,	September 28,
	2002	2001

Reported net income	$7,083	$2,421
Add back assembled workforce amortization, net of tax	—	571

Adjusted net income	$7,083	$2,992

Reported net income per share — basic and diluted	$0.09	$0.03
Add back assembled workforce amortization, net of tax	—	0.01

Adjusted net income per share — basic and diluted	$0.09	$0.04

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Crystal Decisions adopted SFAS 144 effective June 29, 2002. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long- lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. Upon adoption, the Company did not have any long-lived assets that were impaired. The adoption did not have a material impact on the Company’s financial position or results of operations.

4. Revenue Recognition

     Licensing revenues are derived from sales of software licenses. Maintenance, support and services revenues consist of technical support, training, consulting and maintenance.

     Crystal Decisions recognizes revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” and by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” These amendments deferred and then clarified, respectively, the specification of what is considered vendor specific objective evidence (“VSOE”) of fair value for the various elements in a multiple-element arrangement.

     SOP 97-2 requires that the total arrangement fee from software arrangements that include rights to multiple software products, post contract customer support and/or other services be allocated to each element of the arrangement based on their relative fair values. Under SOP 97-2, the determination of fair value is based on VSOE. When products are included in multiple-element arrangements, Crystal Decisions applies the residual method of accounting as specified in SOP 98-9 such that the total fair value of the undelivered elements as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is accounted for as revenue related to the delivered elements.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

     Crystal Decisions recognizes revenues for sales to distributors and resellers with rights of return when the criteria for recognizing revenues, as outlined in SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”), are met. However, the Company makes estimates of future returns and reduces the revenues and related receivables accordingly by the amount of such estimates. Where rights of return exist and the criteria of SFAS 48 are not met, revenues are not recognized until such time that all of the criteria are met. The Company considers factors including historical experience, nature of the product, fixed or determinable fees, arms length contract terms, the level of inventory in the distribution channels and the ability to reasonably estimate returns.

     Revenues from technical support and maintenance are recognized ratably over the term of the arrangement, generally one year. Revenues from training and consulting are generally recognized as the services are performed.

     Where Crystal Decisions provides consulting services for significant production, modification, or customization of software, or where these services are essential to the functionality of the software, Crystal Decisions recognizes revenues in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In these arrangements, both the licensing revenues and consulting services revenues are recognized using the percentage of completion method based on the cost of labor inputs.

     Deferred revenue represents amounts from customers under license, maintenance and service arrangements for which the revenue earnings process has not been completed. These amounts relate primarily to provisions of technical support and maintenance arrangements with future deliverables and arrangements where specified customer acceptance has not yet occurred. Deferred revenue classified as long-term in nature represents revenues which will not be realized for 12 months or more after the date of the consolidated balance sheet.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

5. Investments in Debt Securities

     Crystal Decisions classifies its investments in debt securities as available-for-sale. Such securities are recorded at fair value based on quoted market prices, with unrealized gains or losses recorded as other comprehensive income (loss) until realized.

     Cash equivalents are investments that have maturity dates of 90 days or less at the time of purchase. Short-term investments are investments that generally have maturities greater than 90 days but less than one year at the time of purchase. Long-term investments are investments that generally have maturities greater than one year at the time of purchase.

     Available-for-sale securities held at September 27, 2002 and June 28, 2002 are as follows (in thousands):

	September 27,	June 28,
	2002	2002

Money market funds	$32,760	$38,537
Commercial paper	18,889	22,957
U.S. government and government sponsored securities	6,688	—
Other debt securities	4,550	7,012

Total available-for-sale securities	$62,887	$68,506

Classified as:
Cash equivalents	$54,701	$68,506
Short-term investments	7,520	—
Long-term investments	666	—

	$62,887	$68,506

     Unrealized holding gains for available-for-sale securities at September 27, 2002 and June 28, 2002 were insignificant.

6. Restricted Cash

     On September 26, 2002, the Company placed $2.0 million on deposit with The Bank of Nova Scotia (the “Bank”) as a general hypothecation to the overdraft credit facility currently in place. The monies held and the interest earned thereon are classified as restricted cash on Crystal Decisions’ consolidated balance sheet. This hypothecation replaces the guarantee previously provided by Seagate Technology International, an indirect subsidiary of New SAC, of present and future indebtedness or liability incurred by the Company to the Bank. The overdraft credit facility provides up to Cdn. $4.0 million credit for certain overdrafts. At September 27, 2002, there was no balance outstanding under this overdraft credit facility.

7. Related Party Transactions

     During the three months ended December 29, 2000, Crystal Decisions signed a software license agreement (the “License Agreement”) with Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use certain products of its business intelligence software and receive maintenance and support services related to these products for one year. The total value of the License Agreement was $1.6 million. The License

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Agreement was priced at an approximate 50% discount to Crystal Decisions’ established list price. During the three months ended September 28, 2001, Crystal Decisions recognized approximately $91,000 of revenues from the License Agreement. At December 28, 2001, all of the revenues under the License Agreement had been recognized with no amounts remaining as deferred revenue. The maintenance and support services related to the License Agreement were renewed during the three months ended December 28, 2001. Revenues from maintenance and support services are being recognized over one year. Crystal Decisions recognized approximately $106,000 in the three months ended September 27, 2002 related to these maintenance and support services. As of September 27, 2002 and June 28, 2002, there were no amounts outstanding from Seagate Technology included in accounts receivable.

     Seagate Technology LLC, an indirect subsidiary of New SAC, provides various services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. Crystal Decisions’ management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Amounts charged to Crystal Decisions general and administrative expense were approximately $104,000 and $312,000 for the three months ended September 27, 2002 and September 28, 2001, respectively. These balances include a quarterly charge of $25,000 for consulting and advisory fees that are paid on Crystal Decisions’ behalf by Seagate Technology LLC to certain New SAC investors. Seagate Technology LLC has charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party.

8. Income Taxes

     At September 27, 2002, the Company reduced its valuation allowance to reflect the amount of the future tax benefits that are more likely than not to be realized. A valuation allowance has been provided against the deferred tax assets arising from long-term temporary differences and operating losses carried forward due to the uncertainty of their realization.

     The effective tax rate used to record the income tax expense for the three months ended September 27, 2002 differed from the U.S. federal statutory tax rate primarily due to operating in foreign jurisdictions that have differing tax treatments as compared to the United States, and the reduction in valuation allowance to reflect those future tax benefits that are more likely than not to be realized.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

9. Net Income Per Share

     The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts).

	For the three months ended

	September 27,	September 28,
	2002	2001

Basic net income per share computation:
Numerator:
Net income	$7,083	$2,421

Denominator:
Weighted average number of common shares outstanding	75,895	75,445

Net income per share — basic	$0.09	$0.03

Diluted net income per share computation:
Numerator:
Net income	$7,083	$2,421

Denominator:
Weighted average number of common shares outstanding	75,895	75,445
Dilutive effect of stock options under the treasury stock method	3,782	—

Weighted average number of common shares outstanding on a diluted basis	79,677	75,445

Net income per share — diluted	$0.09	$0.03

     As of September 27, 2002 and September 28, 2001, respectively, the total number of outstanding options to purchase common stock was 13,398,720 and 10,865,766. During the three-month periods ended September 27, 2002 and September 28, 2001, respectively, Crystal Decisions issued 68,070 and 74,776 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan.

10. Comprehensive Income

     Comprehensive income includes net income and other comprehensive income (loss), the latter consisting solely of foreign currency translation adjustments from those subsidiaries not using the U.S. Dollar as their functional currency. These foreign currency translation adjustments are recorded directly as a separate component of stockholders’ equity and excluded from the calculation of net income. The components of comprehensive income were as follows (in thousands):

	For the three months ended

	September 27,	September 28,
	2002	2001

Net income	$7,083	$2,421
Foreign currency translation adjustments	(226)	319

Comprehensive income	$6,857	$2,740

11. Segment Information

     Crystal Decisions has one reportable segment — information management software.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

12. Legal Proceedings

     In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The liability phase of the trial was completed in March 2002, with Crystal Decisions prevailing on all claims except for the quantum meruit claim. The court ordered the parties to mediate the quantum of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement is not material to Crystal Decisions’ operations and contains no continuing obligations. On September 24, 2002, however, Crystal Decisions received documents indicating Vedatech is seeking to set aside the settlement. Vedatech has scheduled an appearance with the court on November 25, 2002 to request a rescission of the mediated settlement. Although Crystal Decisions believes that Vedatech’s basis for seeking to set aside the mediated settlement is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, a negative outcome could adversely affect Crystal Decisions’ financial position, liquidity and results of operations.

13. Subsequent Event

     In October 2002, Crystal Decisions executed an accounts receivable based revolving facility (the “Revolving Line”) with Comerica Bank-California (“Comerica”). The Revolving Line provides for up to $15.0 million in borrowings for general working capital purposes. Interest is calculated at either Comerica’s U.S. prime rate or LIBOR plus 2.5% per annum depending on the nature of the advance. On prime rate advances interest is payable monthly. On LIBOR advances interest is payable on a quarterly basis. Borrowings under the Revolving Line are limited to 80% of eligible accounts receivable, or in any month in which Crystal Decisions maintains $15.0 million in its investment accounts with Comerica or its affiliates, an amount equal to $2.0 million plus 80% of eligible accounts receivable. The Revolving Line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. The Revolving Line is collateralized by the accounts receivable and inventory of the Company.

     The terms of the Revolving Line require Crystal Decisions to maintain certain financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The Revolving Line is subject to an unused fee which varies in amount based on the level of collected deposits and money market investments that are held with Comerica or its affiliates. No amounts were outstanding under the Revolving Line at the filing date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 as filed with the Securities and Exchange Commission (“SEC”) on September 26, 2002. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and information contained in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as more fully described in the “Factors Affecting Future Operating Results” section of this Item and elsewhere in this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

     We were incorporated in Delaware in August 1999. Our headquarters are located at 895 Emerson Street, Palo Alto, California 94301. Our telephone number is (650) 838-7410.

     We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to the end of June. Accordingly, our Fiscal 2002 ended on June 28, 2002 and our Fiscal 2003 will end on June 27, 2003. The three-month periods ended September 27, 2002 and September 28, 2001 each comprised 13 weeks of activity. We have reclassified certain comparative period figures to conform to the basis of presentation adopted in fiscal 2003. Such reclassifications had no effect on net income as previously reported.

     Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

     Revenue Recognition. We derive revenues from the sale of licenses for our software products and from services such as maintenance, consulting, training and technical support. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” We generally recognize licensing revenues, whether sold direct or through distributors or resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and we deem the resulting receivable to be collectible. In instances where payments are subject to extended terms, we do not recognize revenues until the payments become due.

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

     Deferred revenue represents amounts from customers under license, maintenance and service arrangements for which the revenue earnings process has not been completed. These amounts relate primarily to provisions of technical support and maintenance arrangements with future deliverables and arrangements where specified customer acceptance has not yet occurred. Deferred revenue classified as long-term in nature represents revenues which will not be realized for 12 months or more after the date of the consolidated balance sheet.

     Allowance for Doubtful Accounts. We record an allowance for doubtful accounts in general and administrative expenses. The allowance, which is netted against our accounts receivable balance on our consolidated balance sheets, totaled $2.3 million and $2.1 million as of September 27, 2002 and June 28, 2002, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not likely, we establish a valuation allowance. During the three months ended September 27, 2002, we released a portion of the valuation allowance against our deferred tax assets and as such have recorded current and long-term deferred tax assets on our consolidated balance sheet. We provided a valuation allowance against all of our deferred tax assets at June 28, 2002. To the extent we establish a valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the tax provision for (benefit from) income taxes in the consolidated statements of operations.

     Change in Control of Crystal Decisions, Inc.

     As of November 22, 2000, as a result of the completion of the transactions under a stock purchase agreement, we became a majority owned subsidiary of Seagate Software (Cayman) Holdings, which is a wholly owned subsidiary of New SAC (“New SAC”), whose predecessor was Seagate Technology, Inc. (“Seagate Technology”). This transaction, referred to as the New SAC Transaction, resulted in a change in control of our company. Under rules and regulations promulgated by the SEC, because more than 95% of our company was acquired and a change of ownership occurred, we restated all our assets and liabilities as of November 22, 2000 on a “push down” accounting basis.

     The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on our results of operations for the three months ended September 27, 2002 and September 28, 2001:

•	Revenues. We revalued deferred revenue at November 22, 2000. Deferred revenue was reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were approximately $103,000 lower for the three months ended September 28, 2001 than they would have been had the push down adjustments not occurred. There was no impact for the three months ended September 27, 2002.

•	Depreciation. As a result of the push-down accounting, our long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, we recorded depreciation expense of approximately $270,000 and $463,000 less for the three months ended September 27, 2002 and September 28, 2001, respectively, than we would have recorded had the push down adjustments not been made.

•	Amortization. We recorded additional amortization expense of approximately $1.4 million for the three months ended September 28, 2001 resulting from recording the incremental fair value of intangible assets pushed down to our consolidated financial statements on November 22, 2000. As a result of the application of SFAS 109, “Accounting for Income Taxes”, (“SFAS 109”), the net carrying values of the intangible assets pushed down to our consolidated financial statements were reduced to zero on June 28, 2002 by a charge against additional paid-in capital on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003 we did not provide for amortization related to intangible assets.

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective June 29, 2002. Under SFAS 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are deemed to have a definite lives continue to be amortized over their estimated useful lives. There was no goodwill or remaining intangible assets on the consolidated balance sheet as at June 28, 2002. Therefore, there was no amortization relating to developed technologies, a definite life intangible asset, for the three months ended September 27, 2002. Under SFAS 142, assembled workforce is not considered to be an intangible asset and, as such, is no longer amortized on adoption. The adoption did not have a material impact on our financial position or results of operations.

     Had we been accounting for our intangible assets under SFAS 142 for all periods presented, our net income and net income per share would have been as follows (in thousands expect per share amounts):

	For the three months ended

	September 27,	September 28,
	2002	2001

Reported net income	$7,083	$2,421
Add back assembled workforce amortization, net of tax	—	571

Adjusted net income	$7,083	$2,992

Reported net income per share — basic and diluted	$0.09	$0.03
Add back assembled workforce amortization, net of tax	—	0.01

Adjusted net income per share — basic and diluted	$0.09	$0.04

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the three months ended

	September 27,	September 28,
	2002	2001

Revenues:
Licensing	64	64
Maintenance, support and services	36	36

Total revenues	100	100

Cost of revenues:
Licensing	3	3
Maintenance, support and services	21	21
Amortization of developed technologies	—	3

Total cost of revenues	24	27

Gross profit	76	73
Operating expenses:
Sales and marketing	37	45
Research and development	14	15
General and administrative	10	8
Amortization of intangible assets	—	1

Total operating expenses	61	69

Income from operations	15	4
Interest income and other income, net	1	2

Income before income taxes	16	6
Provision for income taxes	(5)	(1)

Net income	11	5

Revenues

     The following table sets forth information regarding the composition of our revenues and fiscal period-to-period changes:

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
Licensing revenues	$41,787	$30,855	35
Percentage of total revenues	64	64
Maintenance, support and services revenues	$23,261	$17,196	35
Percentage of total revenues	36	36
Total revenues	$65,048	$48,051	35

     Total revenues increased $17.0 million, or 35%, to $65.1 million for the three months ended September 27, 2002 from $48.1 million for the three months ended September 28, 2001. In each period presented, a majority of our revenues were derived from licensing fees for our products. We also derive revenues from maintenance related to the licensing of our products, consulting services, training activities and technical support. We anticipate that license fees, which represented approximately 64% of our total revenues for the three months ended September 27, 2002 and September 28, 2001, will continue to represent the majority of our revenues for the foreseeable future.

     The increase in total revenues was primarily attributable to an increase in the size and productivity of our sales force, particularly our direct sales force in North America, and our relationship with our strategic and original equipment manufacturer (“OEM”) partnerships. Additionally, we have continued to capture new customers with our Crystal 8 and 9 suite offerings. Crystal Enterprise 8.0 was generally available in March 2001 and Crystal Reports 9.0 and Crystal Enterprise 8.5, which is also operational on a UNIX platform, were generally available in August 2002. While we expect our revenues to continue to grow and we believe the current demand for our solutions is strong, the current economic environment and the slowing global economy have resulted in a decline in information technology spending. We believe that this decline may cause our customers or prospective customers to significantly decrease or delay spending on information technology. As a result, we may not be able to maintain the revenue growth rates we have previously achieved.

     During the three months ended September 27, 2002 and September 28, 2001, respectively, revenues from a third-party customer, Ingram Micro, Inc. (“Ingram”), totaled approximately 10% and 11% of total revenues. No other customer accounted for 10% or more of our total revenues during these periods.

     Licensing revenues. Licensing revenues increased $10.9 million, or 35%, to $41.8 million for the three months ended September 27, 2002 from $30.9 million for the three months ended September 28, 2001. The increase in licensing revenues was primarily attributable to the increased revenues from our direct sales channels, which were the result of the increased productivity and the addition of new customers to our customer base. In addition, the benefits of strategic and OEM partnerships into which we have entered continued to be realized in the form of licensing revenues.

     Maintenance, support and services revenues. Maintenance, support and services revenues increased $6.1 million, or 35%, to $23.3 million for the three months ended September 27, 2002 from $17.2 million for the three months ended September 28, 2001. The increase in maintenance, support and services revenues was mainly attributable to increased maintenance fees associated with increased license fees and to increased technical support revenues under our Crystal Care program.

     Concentration of Customers. The following table sets forth information regarding revenues by the geographic location of our customers:

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
United States	$45,292	$32,680	39
Percentage of total revenues	70	68
Europe(1)	$12,633	$8,493	49
Percentage of total revenues	19	18
Other(2)	$7,123	$6,878	4
Percentage of total revenues	11	14

(1)	Includes South Africa and the Middle East (“EMEA”).

(2)	Other includes Canada and the Asia Pacific region.

     Geographically, our domestic market continued to grow with revenues increasing 39% to $45.3 million for the three months ended September 27, 2002 from $32.7 million for the three months ended September 28, 2001. We also experienced continued growth in revenues outside the U.S. with revenues increasing 29% to $19.8 million for the three months ended September 27, 2002 from $15.4 million for the three months ended

September 28, 2001. Despite a weakened economy in the EMEA region, we increased revenue year-over-year by 49% in this region. Our direct sales channel continued to result in the largest absolute dollar increase in all regions.

Cost of Revenues

     The following table sets forth information regarding the composition of our cost of revenues and fiscal period-to-period changes:

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
Cost of licensing revenues	$1,783	$1,529	17
Percentage of licensing revenues	4	5
Cost of maintenance, support and services	$13,856	$10,093	37
Percentage of maintenance, support and services revenues	60	59
Amortization of developed technologies	$—	$1,269	(100)
Percentage of total revenues	0	3
Total cost of revenues	$15,639	$12,891	21
Percentage of total revenues	24	27

     Cost of revenues increased $2.7 million, or 21%, to $15.6 million, or 24% of total revenues, for the three months ended September 27, 2002 from $12.9 million, or 27% of total revenues, for the three months ended September 28, 2001. The year-over-year absolute dollar increase was primarily attributable to increased maintenance, support and services costs associated with earning revenues from these sources, offset by a $1.3 million decrease in amortization of developed technologies.

     Cost of licensing revenues. The cost of licensing revenues increased $254,000, or 17%, to $1.8 million, or 4% of licensing revenues, for the three months ended September 27, 2002 from $1.5 million, or 5% of licensing revenues, for the three months ended September 28, 2001. The absolute dollar increase in cost of licensing revenues was primarily due to the license revenue mix, new product releases and maintenance shipments and the increased volume of shipments during the three months ended September 27, 2002 in relation to the comparative period. The efficient management of the fulfillment process has also resulted in cost savings relative to increased licensing revenues. The cost of licensing revenues may vary pending on the volume, distribution method and mix of software licenses shipped.

     Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues increased $3.8 million, or 37%, to $13.9 million, or 60% of maintenance, support and services revenues for the three months ended September 27, 2002 from $10.1 million, or 59% of maintenance, support and services revenues for the three months ended September 28, 2001. The majority of the increase was the result of additional costs related to our professional services organization in the form of outside services to complete consulting and training engagements to meet the demands of our customers. The use of outside services rather than company personnel generally has higher costs and lower margins. To a lesser extent, the absolute dollar increase in cost of maintenance, support and services revenues was a result of increased costs associated with increased revenues for maintenance and technical support.

     Amortization of Developed Technologies. There was no amortization during the three months ended September 27, 2002 as the net carrying value of the intangible assets was eliminated on June 28, 2002. Amortization of developed technologies decreased by $1.3 million for the three months ended September 27,

2002 from $1.3 million for the three months ended September 28, 2001. Amortization for the three months ended September 28, 2001 related to amortization of developed technologies of $15.2 million pushed down to our consolidated financial statements as a result of the New SAC Transaction.

Gross Profit

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
Licensing revenue gross profit	$40,004	$29,326	36
Percentage of licensing revenues	96	95
Maintenance, support and services gross profit	$9,405	$7,103	32
Percentage of maintenance, support and services revenues	40	41
Total gross profit	$49,409	$35,160	41
Percentage of total revenues	76	73

     Our gross profit as a percentage of total revenues increased to 76% for the three months ended September 27, 2002 from 73% for the three months ended September 28, 2001. The absence of amortization of developed technologies in the three months ended September 27, 2002 accounts for this 3% increase. Our gross profit from licensing revenues increased to 96% from 95% from the comparative period as a result of the low total dollar cost of licensing revenues relative to the total dollar amount of licensing revenues and cost savings over the prior period. Our gross profit from maintenance, support and services revenues decreased to 40% from 41%, which was attributable to increased margins for technical support offset by decreased margins associated with our professional services organization.

Operating Expenses

     The following table sets forth information regarding the composition of our operating expenses and fiscal period-to-period changes:

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
Sales and marketing	$23,900	$21,373	12
Percentage of total revenues	37	45
Research and development	$9,403	$6,945	35
Percentage of total revenues	14	15
General and administrative	$6,580	$4,059	62
Percentage of total revenues	10	8
Amortization of intangible assets	$—	$589	(100)
Percentage of total revenues	0	1
Total operating expenses	$39,883	$32,966	21
Percentage of total revenues	61	69

     Sales and Marketing. Sales and marketing expenses increased $2.5 million, or 12%, to $23.9 million, or 37% of total revenues, for the three months ended September 27, 2002 from $21.4 million, or 45% of total revenues, for the three months ended September 28, 2001. The absolute dollar increase in sales was primarily associated with increased personnel costs, as a result of increased headcount in our sales force over last year, and higher commissions associated with higher revenues. Marketing costs increased in absolute dollars mainly as a result of increased advertising and promotion during the period associated with major releases. The decrease in our sales and marketing expense as a percentage of total revenues resulted primarily from increased productivity in our corporate sales force in North America and EMEA. We expect sales and marketing expenses to increase in absolute dollars and to vary as a percentage of total revenues.

     Research and Development. Research and development expenses increased $2.5 million, or 35%, to $9.4 million, or 14% of total revenues, for the three months ended September 27, 2002 from $6.9 million, or 15% of total revenues, for the three months ended September 28, 2001. The increase in absolute dollars was primarily associated with increased headcount and associated personnel and facilities costs related to the development of existing and future products. Research and development costs decreased as a percentage of revenue as the result of revenues increasing at a greater rate than research and development costs based on the strength of our technology and products. We expect research and development expenses to continue to vary as a percentage of total revenues in the future as we continue to invest in our products.

     General and Administrative. General and administrative expenses increased $2.5 million, or 62%, to $6.6 million, or 10% of total revenues, for the three months ended September 27, 2002 from $4.1 million, or 8% of total revenues, for the three months ended September 28, 2001. The absolute dollar increase in general and administrative expenses is mainly the result of increased salary and benefit expenses associated with increased personnel. Since the prior period, we have hired for many strategic positions including our new Chief Executive Officer, in an effort to continue to grow our business. In addition, costs associated with reaching the mediated settlement with Vedatech and other legal matters accounted for a portion of the increase in costs. We expect general and administrative expenses to vary in absolute dollars and as a percentage of total revenues.

     Amortization of Intangible Assets. There was no amortization during the three months ended September 27, 2002 as the net carrying value of the intangible assets was eliminated on June 28, 2002. Amortization of intangible assets decreased by $589,000 for the three months ended September 27, 2002 from $589,000 for the three months ended September 28, 2001. Amortization for the three months ended September 28, 2001 related to amortization of assembled workforce of $7.1 million pushed down to our consolidated financial statements as a result of the New SAC Transaction.

     Interest income and other income, net.

     Interest income and other income, net comprised the following:

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
Interest income	$318	$782	(59)
Net foreign currency exchange gain (loss)	134	(53)	353

Total interest income and other income, net	$452	$729	(38)
Percentage of total revenues	1	2

     Net interest income decreased by approximately $464,000 to $318,000 for the three months ended September 27, 2002. Net interest income fluctuates depending on movements in the general level of interest rates, our average cash and cash equivalents and investment balances, and previously our net position under the revolving loan agreement we had with Seagate Technology LLC and the interest rates applied thereon. Historically, net interest income was primarily attributable to interest earned on balances receivable under the revolving loan agreement. Interest income earned on the net receivable balance under this agreement was approximately $301,000 during the three months ended September 28, 2001. During the three months ended September 28, 2001 we also received non-recurring interest payments on tax refunds that resulted from the carry back of losses in foreign jurisdictions. Commencing in October 2001, we earned the majority of our net interest income from our cash and cash equivalent balances at interest rates that were generally lower than those earned from Seagate Technology LLC.

     Net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. dollars, vary depending upon movements in currency exchange rates.

     Income Taxes.

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

	(dollars in thousands)
Provision for income taxes	$2,895	$502	477
Effective tax rate	29%	17%

     We recorded an income tax provision for the three months ended September 27, 2002 of $2.9 million, at an effective rate of 29%, compared with an income tax provision of $502,000 for the three months ended September 28, 2001, at an effective rate of 17%. Although income has increased in this three-month period relative to the three months ended September 28, 2001, available foreign research and development tax credits have remained constant, contributing to the increase in the effective rate.

LIQUIDITY AND CAPITAL RESOURCES

	September 27,	June 28,	Percent
	2002	2002	Change

	(dollars in thousands)
Cash, cash equivalents, short-term and long-term investments and restricted cash	$71,521	$71,451	0

	For the three months ended

	September 27,	September 28,	Percent
	2002	2001	Change

Net cash provided by operating activities	5,426	9,329	(42)
Net cash used in investing activities	(13,792)	(1,622)	750
Net cash provided by (used in) financing activities	(1,727)	3,728	(146)

Cash Flows

     Our cash and cash equivalents totaled $61.3 million at September 27, 2002, a decrease of $10.2 million from $71.5 million as of June 28, 2002. The majority of this decrease was the result of our $8.2 million investment in short and long-term investments and a deposit of $2.0 million classified as restricted cash. The majority of our cash, cash equivalents and investments are held in U.S. dollar denominated bank deposits or highly liquid investments. The remaining portion of our cash balances is denominated in the local currencies of our foreign operations, including Canadian Dollars, British Pounds Sterling, Japanese Yen, Euros and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our cash equivalents and investments are maintained in highly rated instruments.

     Operating Activities. Operating activities provided cash of $5.4 million for the three months ended September 27, 2002, primarily from income after adjustments to exclude non-cash charges, including depreciation of $1.8 million offset by a $3.5 million deferred income tax recovery. Operating activities provided cash of $9.3 million for the three months ended September 28, 2001, primarily from income after adjustments to exclude non-cash charges including depreciation and amortization of $3.0 million, in addition to the net receipt of approximately $5.5 million of income tax refunds from tax authorities.

     Investing Activities. Investing activities used cash of $13.8 million for the three months ended September 27, 2002, consisting of purchases of $5.6 million of property and equipment, $7.5 million of short-term investments and $666,000 of long-term investments. The majority of the property and equipment purchases were the result of costs associated with the implementation of new systems and leasehold improvements. There were no maturities of investments during the three months ended September 27, 2002. Investing activities used cash of $1.6 million for the three months ended September 28, 2001, primarily for new office facilities, leasehold improvements and the purchase of computers, furniture and office equipment to support our expansion.

     Financing Activities. Financing activities used cash of $1.7 million for the three months ended September 27, 2002. This was attributable to cash received from the issuance of common stock on the exercise of stock options of $273,000 offset by a deposit to secure the overdraft credit facility of $2.0 million, which we have classified as restricted cash. Financing activities provided cash of $3.7 million for the three months ended September 28, 2001, which was attributable to the repayment of the remainder of the receivable balance due from Seagate Technology LLC of $4.3 million, which was offset by net operating borrowings from Seagate Technology LLC of $871,000, and cash received from the issuance of common stock on the exercise of stock options of $299,000.

Financing Agreements

     In October 2002, we executed an agreement with Comerica Bank-California (“Comerica”) for a revolving line. The revolving line provides for up to $15.0 million in borrowings, with interest calculated at Comerica’s U.S. prime rate or LIBOR plus 2.5% per annum depending on the nature of the advance. Borrowings under the revolving line are limited to 80% of eligible accounts receivable, or in any month in which we maintain $15.0 million in our investment accounts with Comerica or its affiliates, an amount equal to $2.0 million plus 80% of eligible accounts receivable. The revolving line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. The revolving line is collateralized by our accounts receivable and inventory balances.

     The terms of the revolving line require us to maintain certain financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The revolving line is subject to an unused fee which varies in amount based on the level of collected deposits and money market investments that are held with Comerica or its affiliates. No amounts were outstanding under the revolving line at the filing date of this report.

     We also entered into a overdraft credit facility with The Bank of Nova Scotia (the “Bank”) during fiscal 2002 whereby the Bank will provide up to Cdn. $4.0 million credit for certain overdrafts. The overdraft balances, if any, are subject to interest computed at the Bank’s prime lending rate payable monthly. At September 27, 2002, there were no balances outstanding under this agreement. On September 26, 2002, we placed $2.0 million on deposit with the Bank as a general hypothecation to the overdraft credit facility currently in place. The monies held and the interest earned thereon are classified as restricted cash on our consolidated balance sheet. This hypothecation replaces the guarantee previously provided by Seagate Technology International, an indirect subsidiary of New SAC, of present and future indebtedness or liability incurred by us to the Bank.

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

     We often experience a high volume of sales at the end of each quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are disproportionate to our actual sales. If this were to happen, we would not be able to reduce these costs in a timely manner and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may continue to be subject to significant quarterly fluctuations as a result of a number of other factors including:

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

     Our future operating results will depend on our ability to manage growth, continuously hire and retain significant numbers of qualified employees, and accurately forecast revenues and control expenses. To manage our growth and expansion, we need continuously to improve and implement our internal systems, processes and controls. For example, we began to implement an enterprise resource planning system in May 2002. If we do not successfully install, test and adopt this system as scheduled, our business may be harmed by the management distraction, lack of availability of desired information and expense of the unsuccessful implementation. If we are unable to integrate these systems as scheduled then our business, operating results and financial condition could be materially adversely affected.

     Our revenues depend upon a large number of small orders from our large distributors and if any of those distributors were to limit or terminate its orders, then our revenues would be reduced significantly.

     Sales to a small number of distributors generate a disproportionate amount of our revenues. For example, we derived approximately 10% and 11% of our total revenues from sales to Ingram for the three months ended September 27, 2002 and September 28, 2001, respectively. If Ingram materially reduces its purchases from us, our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other distributors or OEMs do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant distributors or OEMs will continue to purchase our products at their historical or current levels.

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

Risks Related to Our Industry and Competition

     If the market in which we sell our business intelligence software does not grow as we anticipate, our revenues may not grow.

     If the market for our business intelligence software does not grow as quickly or become as large as we anticipate, our revenues may not grow. Our market is still emerging, and our success depends upon its growth. Our potential customers may:

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

     Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot assure you that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party’s rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of the merit of our defense, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition in the following ways:

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

     We have significant international operations including development facilities, sales personnel and customer support operations. For example, we derived 30% and 32% of our total revenues from sales outside the United States, respectively, for the three months ended September 27, 2002 and September 28, 2001. As part of our business strategy, we plan to continue to expand into additional international markets. Our international operations are subject to certain inherent risks including:

•	fluctuations in currency exchange rates;

•	import and export restrictions, as well as tariffs;

•	technical difficulties associated with product localization;

•	lack of acceptance of localized products;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	difficulties in staffing and managing international operations;

•	higher operating costs;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potentially adverse tax consequences;

•	management of an enterprise spread over various countries;

•	significant presence of our competitors in international markets;

•	exposure to different legal standards or risk; and

•	the burden of complying with a wide variety of foreign laws.

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

     Our future performance depends to a significant degree upon the continued service of our key members of management, as well as our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees is bound by an employment agreement for any specific term. We may experience vacancies in key roles from time to time that may impact our future performance. Replacement of any officer or key employee is subject to the inherent risk of integration. For example, on October 2, 2002, we announced the appointment of Jonathan Judge as our President and Chief Executive Officer. There is no guarantee that the integration of our new CEO will be successful. The loss of one or more of our key personnel and the uncertainty created by turnover of our key personnel could have a material adverse effect on our business, operating results and financial condition.

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

     In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions, Inc. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the quantum of that claim and, in August 2002, we came to a mediated settlement with Vedatech. The mediated settlement is not material to our operations and contains no continuing obligations. On September 24, 2002, however, we received documents indicating Vedatech is seeking to set aside the settlement. Vedatech has scheduled an appearance with the court on November 25, 2002 to request a rescission of the mediated settlement. Although we believe that Vedatech’s basis for seeking to set aside our mediated settlement is meritless, the outcome cannot be determined at this time. If our mediated settlement were to be set aside, a negative outcome could adversely affect our financial position, liquidity and results of operations.

     We are subject to litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. Among other selection criteria, the investment policy states that all investment must be maintained in U.S. dollar denominated investment grade securities with no maturities exceeding 2 years. In addition, our investment policy does not allow for investment in technology-based companies.

     Crystal mitigates the effect of default risk by investing in only safe and high credit quality securities and by using a portfolio manager to respond appropriately to a significant reduction in credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and diversification.

     Our investments in debt securities include money market funds, investment grade commercial paper, corporate bonds, government agency securities and market action preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 27, 2002, all of our cash, cash equivalents, short-term and long-term investments were classified as available-for-sale. Approximately 12% of our investment portfolio is comprised of investments with original maturities of one year or less and approximately 87% of our investment portfolio matures less than 90 days from the date of purchase.

     Declines in interest rates over time will reduce our interest income. For the three months ended September 27, 2002, fluctuations in the U.S. interest rate did not have a material impact on our interest income.

Equity Price Risk

     We do not have any investments in equity securities traded in public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

Foreign Currency Risk

     We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars, the currency in which we report our financial statements, however, we do conduct a portion of our business in currencies other than the U.S. dollar.

     We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely or beneficially impact overall expected profitability.

     We continue to incur a large portion of our expenses in Canadian dollars and continue to be subject to foreign currency risk from this source.

     We cannot predict the effect of exchange rate fluctuations upon our future operating results. To date, we have not engaged in hedging the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be adversely affected by exchange rate fluctuations.

Item 4. Controls and Procedures

      As of November 4, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 4, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 4, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I. Financial Information, Note 12 of the Condensed Notes to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
No.	Description

10.16	Loan and Security Agreement entered into as of October 1, 2002, by and between Comerica-Bank California and Crystal Decisions, Inc.
10.16.1	Addendum to Loan and Security Agreement entered into as of October 1, 2002, by and between Comerica-Bank California and Crystal Decisions, Inc.
10.17	Employment Agreement, dated September 25, 2002, by and between Crystal Decisions, Inc. and Jonathan Judge.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On October 2, 2002, the Company filed a Current Report on Form 8-K announcing the appointment of Jonathan Judge to the position of President and Chief Executive Officer of the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on November 12, 2002.

Crystal Decisions, Inc. (Registrant)

By:	/s/ Jonathan Judge (Jonathan Judge)	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric Patel (Eric Patel)	Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Jonathan Judge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crystal Decisions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Jonathan Judge Jonathan Judge President and Chief Executive Officer

CERTIFICATION

I, Eric Patel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crystal Decisions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Eric Patel Eric Patel Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.16	Loan and Security Agreement entered into as of October 1, 2002, by and between Comerica-Bank California and Crystal Decisions, Inc.
10.16.1	Addendum to Loan and Security Agreement entered into as of October 1, 2002, by and between Comerica-Bank California and Crystal Decisions, Inc.
10.17	Employment Agreement, dated September 25, 2002, by and between Crystal Decisions, Inc. and Jonathan Judge.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002