Form 10-Q
period 2002-12-27
CRYSTAL DECISIONS INC
filed 2003-02-10
CIK 1126499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☑        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes         No   ☑

On January 31, 2003, 76,007,882 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

CRYSTAL DECISIONS, INC.

INDEX

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

CRYSTAL DECISIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 27,	June 28,
	2002	2002 (1)

ASSETS
Current assets:
Cash and cash equivalents (note 5)	$73,039	$71,451
Short-term investments (note 5)	4,770	—
Restricted cash (note 6)	2,000	—
Accounts receivable, net of allowance for doubtful accounts of $2.4 million and $2.1 million	45,894	40,391
Income taxes receivable	1,027	1,048
Inventories, net	457	607
Deferred tax assets	5,569	—
Prepaid and other current assets	6,060	5,748

Total current assets	138,816	119,245
Property and equipment, net	22,435	15,901
Deferred tax assets	1,011	—
Other non-current assets	850	1,700
Long-term investments (note 5)	3,254	—

Total assets	$166,366	$136,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,311	$14,518
Accrued employee compensation	15,861	13,066
Accrued expenses	16,074	11,842
Deferred revenue (note 4)	42,750	38,895
Income taxes payable	17,772	14,498

Total current liabilities	106,768	92,819
Deferred income taxes	1,035	583
Deferred revenue (note 4)	1,689	1,992

Total liabilities	109,492	95,394
Stockholders’ equity:
Common stock – 150,000,000 shares authorized, shares issued and outstanding – 75,965,415 and 75,864,146 at $0.001 par value per share as of December 27, 2002 and June 28, 2002	76	76
Additional paid-in capital	35,261	34,814
Retained earnings	21,859	6,438
Accumulated other comprehensive income (loss)	(322)	124

Total stockholders’ equity	56,874	41,452

Total liabilities and stockholders’ equity	$166,366	$136,846

See accompanying notes.

(1)  The information in this column was derived from the audited consolidated balance sheet as of June 28, 2002.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Revenues (note 4):
Licensing (note 7)	$46,966	$32,916	$88,753	$63,771
Maintenance, support and services (note 7)	24,206	18,654	47,467	35,850

Total revenues	71,172	51,570	136,220	99,621
Cost of revenues:
Licensing	1,466	1,139	3,249	2,668
Maintenance, support and services	13,162	11,016	27,018	21,109
Amortization of developed technologies (note 2)	—	1,270	—	2,539

Total cost of revenues	14,628	13,425	30,267	26,316

Gross profit	56,544	38,145	105,953	73,305
Operating expenses:
Sales and marketing	27,501	23,101	51,401	44,474
Research and development	10,095	7,217	19,498	14,161
General and administrative (note 7)	7,589	4,213	14,169	8,272
Amortization of intangible assets (note 2)	—	589	—	1,179

Total operating expenses	45,185	35,120	85,068	68,086

Income from operations	11,359	3,025	20,885	5,219
Interest income and other income, net	252	116	704	845

Income before income taxes	11,611	3,141	21,589	6,064
Provision for income taxes (note 9)	3,273	501	6,168	1,003

Net income	$8,338	$2,640	$15,421	$5,061

Net income per share — basic (note 10)	$0.11	$0.03	$0.20	$0.07

Net income per share — diluted (note 10)	$0.11	$0.03	$0.19	$0.07

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended

	December 27,	December 28,
	2002	2001

Operating activities
Net income	$15,421	$5,061
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,123	6,151
Bad debt expense and other reserves	442	417
Deferred income tax recovery	(4,841)	(1,065)
Amortization of other non-current assets	850	—
Changes in operating assets and liabilities:
Accounts receivable	(6,103)	(4,807)
Income taxes receivable	21	5,468
Inventories	150	131
Prepaid and other current assets	(324)	(1,101)
Accounts payable	1,103	570
Accrued employee compensation	2,745	1,953
Accrued expenses	3,986	2,009
Deferred revenue	3,494	3,258
Income taxes payable	1,987	1,263

Net cash and cash equivalents provided by operating activities	23,054	19,308

Investing activities
Purchase of property and equipment	(11,774)	(3,058)
Purchase of short-term investments	(9,270)	—
Maturity of short-term investments	4,500	—
Purchase of long-term investments	(3,254)	—

Net cash and cash equivalents used in investing activities	(19,798)	(3,058)

Financing activities
Issuance of common stock	406	440
Deposit to secure overdraft credit facility	(2,000)	—
Net borrowings from Seagate Technology LLC	—	(871)
Payment from Seagate Technology LLC on revolving loan receivable	—	4,300

Net cash and cash equivalents provided by (used in) financing activities	(1,594)	3,869
Effect of exchange rate changes on cash and cash equivalents	(74)	147

Increase in cash and cash equivalents	1,588	20,266
Cash and cash equivalents at the beginning of the period	71,451	34,379

Cash and cash equivalents at the end of the period	$73,039	$54,645

See accompanying notes.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business and Basis of Presentation

           Crystal Decisions, Inc. (“Crystal Decisions” or the “Company”) is an information management company, incorporated in Delaware and headquartered in Palo Alto, California, that creates software products and provides services for reporting, analysis and information delivery. Crystal Decisions develops, markets and supports an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. The Company’s products, commonly referred to as business intelligence software, provide employees, partners and customers with access to the information they need to make better business decisions and ultimately reduce costs and increase productivity.

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

           The consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended December 27, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 27, 2003 or future operating periods. All information is stated in U.S. dollars unless otherwise noted.

           Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2002 ended on June 28, 2002 and comprised 52 weeks. Fiscal 2003 will be a 52-week year and will end on June 27, 2003. The three-month periods ended December 27, 2002 and December 28, 2001 each comprised 13 weeks of activity. The six-month periods ended December 27, 2002 and December 28, 2001 each comprised 26 weeks of activity. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

2.	Change in Control of Crystal Decisions, Inc.

           At the closing of the transactions under the terms of a stock purchase agreement, New SAC, through Seagate Software (Cayman) Holdings, acquired 75,001,000 shares, or 99.7%, of Crystal Decisions’

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

           The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on the Company’s financial statements specifically related to results for the three and six months ended December 27, 2002 and December 28, 2001:

•	Revenues. Deferred revenue was revalued at November 22, 2000 and was reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were $25,000 and $128,000 lower for the three and six months ended December 28, 2001, respectively, than they would have been had the push down adjustments not occurred. There was no impact during the three and six months ended December 27, 2002.

•	Depreciation. As a result of the push down accounting, the long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, depreciation expense recorded was $248,000 and $462,000 less for the three months ended December 27, 2002 and December 28, 2001, respectively, than would have been recorded had the push down adjustments not occurred. Depreciation expense recorded was $518,000 and $925,000 less for the six months ended December 27, 2002 and December 28, 2001, respectively, than would have been recorded had the push down adjustments not occurred.

•	Amortization. Additional amortization expense of $1.4 million and $2.8 million for the three and six months ended December 28, 2001, respectively, was recorded resulting from the incremental fair value of intangible assets pushed down to the Company’s consolidated financial statements on November 22, 2000. As a result of the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the net carrying values of the intangible assets pushed down to Crystal Decisions’ consolidated financial statements were reduced to zero at June 28, 2002 by a charge of $9.1 million against additional paid-in capital on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003, there was no amortization charged to the Company’s statement of operations related to intangible assets.

3.	New Accounting Policies

           In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets”(“SFAS 142”). Crystal Decisions adopted SFAS 142 effective June 29, 2002. Under SFAS 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are deemed to have definite lives continue to be amortized over their estimated useful lives. There was no goodwill or remaining intangible assets on the consolidated balance sheet as at June 28, 2002. Therefore,

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

there was no amortization relating to developed technologies, a definite life intangible asset, for the three and six months ended December 27, 2002. Under SFAS 142, assembled workforce is not considered to be an intangible asset and, as such, is no longer amortized on adoption.

           Had the Company been accounting for its intangible assets under SFAS 142 for all periods presented, the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Reported net income	$8,338	$2,640	$15,421	$5,061
Add back assembled workforce amortization, net of tax	—	571	—	1,142

Adjusted net income	$8,338	$3,211	$15,421	$6,203

Reported net income per share — basic	$0.11	$0.03	$0.20	$0.07
Add back assembled workforce amortization, net of tax	—	0.01	—	0.01

Adjusted net income per share — basic	$0.11	$0.04	$0.20	$0.08

Reported net income per share — diluted	$0.11	$0.03	$0.19	$0.07
Add back assembled workforce amortization, net of tax	—	0.01	—	0.01

Adjusted net income per share — diluted	$0.11	$0.04	$0.19	$0.08

           In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Crystal Decisions adopted SFAS 144 effective June 29, 2002. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. The adoption of SFAS 144 had no impact on the Company’s financial position or results of operations because there were no impaired long-lived assets as of the date of adoption.

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

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

           Available-for-sale securities held at December 27, 2002 and June 28, 2002 were as follows (in thousands):

	December 27,	June 28,
	2002	2002

Money market funds	$32,428	$38,537
Commercial paper	16,337	22,957
U.S. government and government sponsored securities	7,550	—
Other debt securities	6,265	7,012

Total available-for-sale securities	$62,580	$68,506

Classified as:
Cash equivalents	$54,556	$68,506
Short-term investments	4,770	—
Long-term investments	3,254	—

	$62,580	$68,506

           Unrealized holding gains for available-for-sale securities at December 27, 2002 and June 28, 2002 were insignificant.

6.	Restricted Cash

           On September 26, 2002, the Company placed $2.0 million on deposit with The Bank of Nova Scotia (the “Bank”) as a general hypothecation to the overdraft credit facility currently in place. The monies held and the interest earned thereon are classified as restricted cash. This hypothecation replaces the guarantee previously provided by Seagate Technology International, an indirect subsidiary of New SAC, of present and future indebtedness or liability incurred by the Company to the Bank. The overdraft credit facility provides up to Cdn. $4.0 million credit for certain overdrafts. At December 27, 2002, there was no balance outstanding under this overdraft credit facility.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

7.	Related Party Transactions

           During the three months ended December 29, 2000, Crystal Decisions signed a software license agreement (the “License Agreement”) with Seagate Technology LLC, an indirect subsidiary of New SAC. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology LLC a non-exclusive, non-transferable, perpetual license to use certain products of its business intelligence software and receive maintenance and support services related to these products for one year. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions’ established list price. During the three and six months ended December 28, 2001, respectively, Crystal Decisions recognized $60,000 and $151,000 of revenues from the License Agreement. At December 28, 2001, all of the revenues under the License Agreement had been recognized with no amounts remaining as deferred revenue. The maintenance and support services related to the License Agreement were renewed during the three months ended December 28, 2001. Revenues from maintenance and support services were recognized over one year. Crystal Decisions recognized $70,000 in the three and six months ended December 28, 2001 and $35,000 and $141,000 in the three and six months ended December 27, 2002, respectively, related to these maintenance and support services. The License Agreement also provided for consulting revenues, of which Crystal Decisions’ earned $30,000 in the six months ended December 28, 2001. At December 27, 2002 and June 28, 2002, there were no amounts outstanding from Seagate Technology included in accounts receivable.

           Seagate Technology LLC provides various services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. Crystal Decisions’ management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Amounts charged to Crystal Decisions general and administrative expense were approximately $102,000 and $261,000 for the three months ended December 27, 2002 and December 28, 2001, respectively, and $206,000 and $573,000 for the six months ended December 27, 2002 and December 28, 2001, respectively. These balances include a quarterly charge of $25,000 for consulting and advisory fees under an annual monitoring agreement that were paid on Crystal Decisions’ behalf by Seagate Technology LLC to certain New SAC investors. In December 2002, Seagate Technology LLC discontinued the annual monitoring agreement resulting in an allocation of $625,000 to Crystal Decisions, which is included in general and administrative expense on the statement of operations. Seagate Technology LLC has charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party.

8.	Revolving Loan Agreement

           In October 2002, Crystal Decisions executed an accounts receivable-based revolving facility (the “Revolving Line”) with Comerica Bank-California (“Comerica”). The Revolving Line provides for up to $15.0 million in borrowings for general working capital purposes. Interest is calculated at either Comerica’s U.S. prime rate or Comerica’s LIBOR plus 2.5% per annum depending on the nature of the advance. On prime rate advances interest is payable monthly. On LIBOR advances interest is payable on a quarterly basis and at the end of each LIBOR period. Borrowings under the Revolving Line are limited to 80% of eligible accounts receivable, or in any month in which Crystal Decisions maintains $15.0 million in its investment accounts with Comerica or its affiliates, an amount equal to $2.0 million plus 80% of eligible accounts receivable. The Revolving Line expires on September 30, 2004 at which time the outstanding principal and

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

interest payable balances are due immediately. The Revolving Line is collateralized by the accounts receivable and inventory of the Company.

           The terms of the Revolving Line require Crystal Decisions to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The Revolving Line is subject to an unused fee which varies in amount based on the level of collected deposits and money market investments that are held by Crystal Decisions with Comerica or its affiliates. At December 27, 2002, Crystal Decisions maintained $10.0 million of its cash equivalents balance with Comerica. No amounts were outstanding under the Revolving Line at December 27, 2002.

9.	Income Taxes

           At December 27, 2002, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of the future tax benefits that are more likely than not to be realized. A valuation allowance continues to be provided against those deferred tax assets for which there is uncertainty of future realization.

           The effective tax rate used to record the income tax expense for the three and six months ended December 27, 2002 differed from the U.S. federal statutory tax rate primarily due to operations in foreign jurisdictions that have differing tax treatments as compared to the United States, and the reduction in valuation allowance to reflect those future tax benefits that are more likely than not to be realized.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

10.	Net Income Per Share

           The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts).

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Basic net income per share:
Numerator:
Net income	$8,338	$2,640	$15,421	$5,061

Denominator:
Weighted average number of common shares outstanding	75,950	75,490	75,922	75,474

Net income per share — basic	$0.11	$0.03	$0.20	$0.07

Diluted net income per share:
Numerator:
Net income	$8,338	$2,640	$15,421	$5,061

Denominator:
Weighted average number of common shares outstanding	75,950	75,490	75,922	75,474
Dilutive effect of stock options under the treasury stock method	3,244	327	3,611	166

Weighted average number of common shares outstanding on a diluted basis	79,194	75,817	79,533	75,640

Net income per share — diluted	$0.11	$0.03	$0.19	$0.07

           As of December 27, 2002 and December 28, 2001, respectively, the total number of outstanding options to purchase common stock was 17,458,412 and 13,226,042. During the three and six months ended December 27, 2002, respectively, Crystal Decisions issued 33,199 and 101,269 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

11.	Comprehensive Income

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

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Net income	$8,338	$2,640	$15,421	$5,061
Foreign currency translation adjustments	(220)	5	(446)	324

Comprehensive income	$8,118	$2,645	$14,975	$5,385

12.	Segment Information

           Crystal Decisions has one reportable segment — information management software.

13.	Legal Proceedings

           In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The liability phase of the trial was completed in March 2002, with Crystal Decisions prevailing on all claims except for the quantum meruit claim. The court ordered the parties to mediate the quantum of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement is not material to Crystal Decisions’ operations and contains no continuing obligations. On November 25, 2002, Vedatech sought to set aside the settlement agreement on grounds of alleged fraud at a hearing before the High Court. At that time, the Judge awarded Crystal Decisions court costs for the hearing and upheld the validity of the mediated settlement agreement pending Vedatech’s decision on whether to seek rescission on grounds of willful fraud from another court. Vedatech has since filed a notice of appeal of the High Court Judge’s ruling. Although Crystal Decisions believes that Vedatech’s basis for seeking to set aside the mediated settlement is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, a negative outcome could adversely affect Crystal Decisions’ financial position, liquidity and results of operations.

14.	Recent Accounting Pronouncements

           In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation under SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

           Crystal Decisions follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 is effective for fiscal years ending after December 15, 2002. The amendment to disclosure requirements under APB 28 is effective for interim periods beginning after December 15, 2002. As required by SFAS 148, the Company will provide quarterly pro forma disclosure of the effect of the fair value based method of accounting commencing in the third quarter of fiscal 2003. Crystal Decisions does not expect to voluntarily adopt the fair value based method of SFAS 123 and, therefore, the Company does not expect the measurement provisions of SFAS 148 to affect its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 as filed with the Securities and Exchange Commission (“SEC”) on September 26, 2002. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and information contained in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as more fully described in the “Factors That May Affect Future Operating Results” section of this Item and elsewhere in this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

           We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, our Fiscal 2002 ended on June 28, 2002 and our Fiscal 2003 will end on June 27, 2003. The three-month periods ended December 27, 2002 and December 28, 2001 each comprised 13 weeks of activity. The six-month periods ended December 27, 2002 and December 28, 2001 each comprised 26 weeks of activity. We have reclassified certain comparative period figures to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

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

           Some Original Equipment Manufacturer (“OEM”) arrangements contain end-user maintenance elements for which VSOE has not been established, as sufficient evidence of consistent pricing and renewal rates are not present. In such arrangements, we recognize the arrangement fee ratably over the maintenance period in accordance with the provisions set forth in SOP 97-2.

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

           Allowance for Doubtful Accounts. We record an allowance for doubtful accounts in general and administrative expenses. The allowance, which is netted against our accounts receivable balance on our consolidated balance sheets, totaled $2.4 million and $2.1 million as of December 27, 2002 and June 28, 2002, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

           Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not likely, we establish a valuation allowance. During the three and six months ended December 27, 2002, we released a portion of the valuation allowance against our deferred tax assets and, as such, have recorded current and long-term deferred tax assets on our consolidated balance sheet. We provided a valuation allowance against our deferred tax assets at June 28, 2002 for which there was uncertainty of future realization. To the extent we establish a valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the tax provision for (benefit from) income taxes in the consolidated statements of operations.

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

           The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on our results of operations for the three and six months ended December 27, 2002 and December 28, 2001:

•	Revenues. We revalued deferred revenue at November 22, 2000. Deferred revenue was reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were $25,000 and $128,000 lower for the three and six months ended December 28, 2001, respectively, than they would have been had the push down adjustments not occurred. There was no impact during the three and six months ended December 27, 2002.

•	Depreciation. As a result of the push-down accounting, our long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, we recorded lower depreciation expense of $248,000 and $462,000 for the three months ended December 27, 2002 and December 28, 2001, respectively, than we would have recorded had the push down adjustments not been made. We recorded lower depreciation expense of $518,000 and $925,000 for the six months ended December 27, 2002 and December 28, 2001, respectively, than we would have recorded had the push down adjustments not been made.

•	Amortization. We recorded additional amortization expense of $1.4 million and $2.8 million for the three and six months ended December 28, 2001, respectively, resulting from recording the incremental fair value of intangible assets pushed down to our consolidated financial statements on November 22, 2000. As a result of the application of SFAS No. 109, “Accounting for Income Taxes”, (“SFAS 109”), the net carrying values of the intangible assets pushed down to our consolidated financial statements were reduced to zero on June 28, 2002 by a charge against additional paid-in capital of $9.1 million on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003 we did not provide for amortization related to intangible assets.

           We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective June 29, 2002. Under SFAS 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are deemed to have definite lives continue to be amortized over their estimated useful lives. There was no goodwill or remaining intangible assets on the consolidated balance sheet as at June 28, 2002. Therefore, there was no amortization relating to developed technologies, a definite life intangible asset, for the three and six months ended December 27, 2002. Under SFAS 142, assembled workforce is not considered to be an intangible asset and, as such, is no longer amortized on adoption.

           Had we been accounting for our intangible assets under SFAS 142 for all periods presented, our net income and net income per share would have been as follows (in thousands expect per share amounts):

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Reported net income	$8,338	$2,640	$15,421	$5,061
Add back assembled workforce amortization, net of tax	—	571	—	1,142

Adjusted net income	$8,338	$3,211	$15,421	$6,203

Reported net income per share — basic	$0.11	$0.03	$0.20	$0.07
Add back assembled workforce amortization, net of tax	—	0.01	—	0.01

Adjusted net income per share — basic	$0.11	$0.04	$0.20	$0.08

Reported net income per share — diluted	$0.11	$0.03	$0.19	$0.07
Add back assembled workforce amortization, net of tax	—	0.01	—	0.01

Adjusted net income per share — diluted	$0.11	$0.04	$0.19	$0.08

Results of Operations

           The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Revenues:
Licensing	66%	64%	65%	64%
Maintenance, support and services	34%	36%	35%	36%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Licensing	2%	2%	2%	3%
Maintenance, support and services	19%	22%	20%	21%
Amortization of developed technologies	0%	2%	0%	2%

Total cost of revenues	21%	26%	22%	26%

Gross profit	79%	74%	78%	74%
Operating expenses:
Sales and marketing	39%	45%	38%	45%
Research and development	14%	14%	14%	14%
General and administrative	11%	8%	10%	8%
Amortization of intangible assets	0%	1%	0%	1%

Total operating expenses	63%	68%	62%	68%

Income from operations	16%	6%	16%	6%
Interest income and other income, net	0%	0%	0%	0%

Income before income taxes	16%	6%	16%	6%
Provision for income taxes	4%	1%	5%	1%

Net income	12%	5%	11%	5%

Revenues

           The following table sets forth information regarding the composition of our revenues and fiscal period-to-period changes:

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Licensing revenues	$46,966	$32,916	$88,753	$63,771
Percentage of total revenues	66	64	65	64
Maintenance, support and services revenues	$24,206	$18,654	$47,467	$35,850
Percentage of total revenues	34	36	35	36
Total revenues	$71,172	$51,570	$136,220	$99,621

           Total revenues increased $19.6 million, or 38%, to $71.2 million for the three months ended December 27, 2002 from $51.6 million for the three months ended December 28, 2001. Total revenues increased $36.6 million, or 37%, to $136.2 million for the six months ended December 27, 2002 from $99.6 million for the six months ended December 28, 2001. In each period presented, the majority of our revenues were derived from licensing fees for our products. We also derive revenues from maintenance related to the licensing of our products, consulting services, training activities and technical support. We anticipate that license fees will continue to represent the majority of our revenues for the foreseeable future.

           The increase in total revenues was primarily attributable to an increase in the size and productivity of our sales force and our continued and growing relationships with our strategic and OEM partnerships. Additionally, we have continued to capture new customers with our Crystal 8 and 9 suite offerings. While we expect our revenues to continue to grow and we believe the current demand for our solutions is strong, the current economic environment and the depressed global economy have resulted in a decline in information technology spending. We believe that this decline may cause our customers or prospective customers to significantly decrease or delay spending on information technology. As a result, we may not be able to maintain the revenue growth rates we have previously achieved.

           During the three and six months ended December 28, 2001, revenues from a third-party customer, Ingram Micro, Inc. (“Ingram”), totaled approximately 11% of total revenues. Revenues from Ingram represented less than 10% of total revenues in the three and six months ended December 27, 2002. No other customer accounted for 10% or more of our total revenues during these periods.

           Licensing revenues. Licensing revenues increased $14.1 million, or 43%, to $47.0 million for the three months ended December 27, 2002 from $32.9 million for the three months ended December 28, 2001. Licensing revenues increased $25.0 million, or 39%, to $88.8 million for the six months ended December 27, 2002 from $63.8 million for the six months ended December 28, 2001. The increase in licensing revenues was attributable to the increased revenues across all channels and all regions, which was primarily the result of increased size and productivity of our sales force and the addition of new customers to our customer base. In addition, the benefits of strategic and OEM partnerships into which we have entered continued to be realized in the form of licensing revenues.

           Maintenance, support and services revenues. Maintenance, support and services revenues increased $5.6 million, or 30%, to $24.2 million for the three months ended December 27, 2002 from $18.7 million for the three months ended December 28, 2001. Maintenance, support and services revenues increased $11.6 million, or 32%, to $47.5 million for the six months ended December 27, 2002 from $35.9 million for the six months ended December 28, 2001.

           For both the three and six months ended December 27, 2002, the increase in maintenance, support and services revenues was mainly attributable to increased maintenance fees associated with increased license fees and to increased technical support revenues under our Crystal Care program. As a high percentage of our customers renew maintenance each year, our maintenance revenue is generated from the cumulative growth in our customer base.

           Concentration of Customers. The following table sets forth information regarding revenues by the geographic location of our customers:

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Americas	$52,041	$38,301	$100,163	$74,535
Percentage of total revenues	73	74	73	75
Europe (1)	$14,030	$9,602	$26,663	$18,095
Percentage of total revenues	20	19	20	18
Asia Pacific	$5,101	$3,667	$9,394	$6,991
Percentage of total revenues	7	7	7	7

(1)	Includes South Africa and the Middle East.

           Our revenues increased across all geographic regions for the three and six months ended December 27, 2002 from the comparative periods. Revenues from North America, Europe and Asia Pacific increased by 36%, 46% and 39%, respectively, for the three months ended December 27, 2002 as compared to the three months ended December 28, 2001. Revenues from North America, Europe and Asia Pacific increased by 34%, 47%, 34%, respectively, for the six months ended December 27, 2002 as compared to the six months ended December 28, 2001. While revenues from North American customers continue to account for the majority of our total revenues, we have experienced growth across all regions and across all channels.

Cost of Revenues

           The following table sets forth information regarding the composition of our cost of revenues and fiscal period-to-period changes:

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Cost of licensing revenues	$1,466	$1,139	$3,249	$2,668
Percentage of licensing revenues	3	3	4	4
Cost of maintenance, support and services revenues	$13,162	$11,016	$27,018	$21,109
Percentage of maintenance, support and services revenues	54	59	57	59
Amortization of developed technologies	$—	$1,270	$—	$2,539
Percentage of total revenues	—	2	—	2

Total cost of revenues	$14,628	$13,425	$30,267	$26,316
Percentage of total revenues	21	26	22	26

           Cost of revenues increased $1.2 million, or 9%, to $14.6 million, or 21% of total revenues, for the three months ended December 27, 2002 from $13.4 million, or 26% of total revenues, for the three months ended December 28, 2001. Cost of revenues increased $4.0 million, or 15%, to $30.3 million, or 22% of total revenues, for the six months ended December 27, 2002 from $26.3 million, or 26% of total revenues, for the six months ended December 28, 2001. The year-over-year absolute dollar increases were primarily attributable to increased maintenance, support and services costs associated with revenues from these sources, offset by a $1.3 million and $2.5 million decrease in amortization of developed technologies for the three and six months ended December 28, 2001, respectively.

           Cost of licensing revenues. The cost of licensing revenues increased $327,000, or 29%, to $1.5 million, or 3% of licensing revenues, for the three months ended December 27, 2002 from $1.1 million, or 3% of licensing revenues, for the three months ended December 28, 2001. The cost of licensing revenues increased $581,000, or 22%, to $3.2 million, or 4% of licensing revenues, for the six months ended December 27, 2002 from $2.7 million, or 4% of licensing revenues, for the six months ended December 28, 2001. For the three and six months ended December 27, 2002, the absolute dollar increases in cost of licensing revenues was primarily due to the license revenues mix, new product releases and maintenance shipments and the increased volume of shipments during the six months ended December 27, 2002 in relation to the comparative period. The cost of licensing revenues may vary depending on the volume, distribution method and mix of software licenses shipped.

           Cost of maintenance, support and services revenues. Cost of maintenance, support and services revenues increased $2.1 million, or 19%, to $13.2 million, or 54% of maintenance, support and services revenues for the three months ended December 27, 2002 from $11.0 million, or 59% of maintenance, support and services revenues for the three months ended December 28, 2001. Cost of maintenance, support and services revenues increased $5.9 million, or 28%, to $27.0 million, or 57% of maintenance, support and services revenues for the six months ended December 27, 2002 from $ 21.1 million, or 59% of maintenance, support and services revenues for the six months ended December 28, 2001. For the three and six months ended December 27, 2002, the absolute dollar increases in cost of maintenance, support and services revenues were a result of increased costs associated with increased revenues for maintenance and technical support. To a lesser extent, our services costs increased as a result of the use of outside services to meet the demands of our customers.

           Amortization of Developed Technologies. There was no amortization during the three or six months ended December 27, 2002 as the net carrying value of the intangible assets was eliminated on June 28, 2002. Amortization of developed technologies was $1.3 million and $2.5 million for the three and six months ended December 28, 2001, respectively. Amortization for the periods ended December 28, 2001 related to amortization of developed technologies of $15.2 million pushed down to our consolidated financial statements as a result of the New SAC Transaction.

Gross Profit

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Licensing revenues gross profit	$45,500	$31,777	$85,504	$61,103
Percentage of licensing revenues	97	97	96	96
Maintenance, support and services revenues gross profit	$11,044	$7,638	$20,449	$14,741
Percentage of maintenance, support and services revenues	46	41	43	41

Total gross profit	$56,544	$38,145	$105,953	$73,305
Percentage of total revenues	79	74	78	74

           Our gross profit as a percentage of total revenues increased to 79% for the three months ended December 27, 2002 from 74% for the three months ended December 28, 2001. Our gross profit as a percentage of total revenues increased to 78% for the six months ended December 27, 2002 from 74% for the six months ended December 28, 2001. The absence of amortization of developed technologies in the three and six months ended December 27, 2002 accounted for 2% of the increase for each period. Our gross profit from licensing revenues remained relatively consistent at 97% and 96%, respectively, for the three and six months ended December 27, 2002 as compared to the three and six months ended December 28, 2001. As a result of the low total dollar cost of licensing revenues relative to the total dollar amount of licensing revenues, an increase in licensing revenues results in incremental increases to our overall gross margins.

           Our gross profit from maintenance, support and services revenues increased to 46% for the three months ended December 27, 2002 from 41% for the three months ended December 28, 2001. Our gross profit from maintenance, support and services revenues increased to 43% for the six months ended December 27, 2002 from 41% for the six months ended December 28, 2001. Increases in margins were attributable to maintenance and technical support and were somewhat offset by decreased margins associated with our professional services organization.

Operating Expenses

           The following table sets forth information regarding the composition of our operating expenses and fiscal period-to-period changes:

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Sales and marketing	$27,501	$23,101	$51,401	$44,474
Percentage of total revenues	39	45	38	45
Research and development	$10,095	$7,217	$19,498	$14,161
Percentage of total revenues	14	14	14	14
General and administrative	$7,589	$4,213	$14,169	$8,272
Percentage of total revenues	11	8	10	8
Amortization of intangible assets	$—	$589	$—	$1,179
Percentage of total revenues	—	1	—	1

Total operating expenses	$45,185	$35,120	$85,068	$68,086
Percentage of total revenues	63	68	62	68

           Sales and Marketing. Sales and marketing expenses increased $4.4 million, or 19%, to $27.5 million, or 39% of total revenues, for the three months ended December 27, 2002 from $23.1 million, or 45% of total revenues, for the three months ended December 28, 2001. Sales and marketing expenses increased $6.9 million, or 16%, to $51.4 million, or 38% of total revenues, for the six months ended December 27, 2002 from $44.5 million, or 45% of total revenues, for the six months ended December 28, 2001.

           The absolute dollar increases in sales expenses in both the three and six month periods ended were primarily associated with increased personnel costs, as a result of increased headcount in our sales force over last year, and higher commissions associated with higher licensing revenues. In addition, ancillary costs such as travel and entertainment increased over the comparative periods. Marketing costs increased in absolute dollars mainly as a result of increased advertising and promotion during the period associated with major releases. The decrease in our sales and marketing expense as a percentage of total revenues in both the three and six month periods ended December 27, 2002 resulted primarily from increased productivity in our corporate sales force in addition to strong sales within our distribution channels. We expect sales and marketing expenses to increase in absolute dollars as revenues increase and to vary as a percentage of total revenues.

           Research and Development. Research and development expenses increased $2.9 million, or 40%, to $10.1 million, or 14% of total revenues, for the three months ended December 27, 2002 from $7.2 million, or 14% of total revenues, for the three months ended December 28, 2001. Research and development expenses increased $5.3 million, or 38%, to $19.5 million, or 14% of total revenues, for the six months ended December 27, 2002 from $14.2 million, or 14% of total revenues, for the six months ended December 28, 2001. The increase in absolute dollars of research and development expenses was primarily associated with increased headcount and associated personnel and facilities costs related to the development of existing and future products. We expect research and development expenses to continue to vary as a percentage of total revenues in the future as we continue to invest in our products.

           General and Administrative. General and administrative expenses increased $3.4 million, or 80%, to $7.6 million, or 11% of total revenues, for the three months ended December 27, 2002 from $4.2 million, or 8% of total revenues, for the three months ended December 28, 2001. General and administrative expenses increased $5.9 million, or 71%, to $14.2 million, or 10% of total revenues, for the six months ended December 27, 2002 from $8.3 million, or 8% of total revenues, for the six months ended December 28, 2001.

           For the three and six months ended December 27, 2002, the increases in general and administrative expenses in absolute dollars and as a percentage of total revenue over the comparative periods was primarily due to increases in salary and benefits expense due to increased staffing to support our growth and our enterprise resource planning (“ERP”) implementation, higher legal expenses associated with the mediated settlement with Vedatech, and other legal costs. In addition, during the three months ended December 27, 2002, a non-recurring consulting and advisory fee of $625,000 was expensed. In the three months ended September 27, 2002, executive recruiting fees were incurred associated with the hire of several strategic positions. We expect general and administrative expenses to continue to vary in absolute dollars and as a percentage of total revenues.

           Amortization of Intangible Assets. There was no amortization during the three or six months ended December 27, 2002 as the net carrying value of the intangible assets was eliminated on June 28, 2002. Amortization of intangible assets was $589,000 and $1.2 million for the three and six months ended December 28, 2001, respectively. Amortization for the three and six months ended December 28, 2001 related to amortization of assembled workforce of $7.1 million pushed down to our consolidated financial statements as a result of the New SAC Transaction.

           Interest income and other income, net.

           Interest income and other income, net comprised the following:

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Interest income (expense)	$297	$338	$615	$1,121
Other income (expense)	(45)	(222)	89	(276)

Total interest income and other income, net	$252	$116	$704	$845

           Net interest income decreased by approximately $41,000 to $297,000 for the three months ended December 27, 2002 from $338,000 for the three months ended December 28, 2001. Net interest income decreased by approximately $506,000 to $615,000 for the six months ended December 27, 2002 from $1.1 million for the six months ended December 28, 2001. Net interest income fluctuates depending on movements in the general level of interest rates, our average cash and cash equivalents and investment balances, and, previously, our net position under the revolving loan agreement we had with Seagate Technology LLC and the interest rates applied thereon. Historically, net interest income was primarily attributable to interest earned on balances receivable under the revolving loan agreement. Interest income earned on the net receivable balance under this agreement was $301,000 during the six months ended December 28, 2001. During the six months ended December 28, 2001 we also received non-recurring interest payments on tax refunds that resulted from the carry back of losses in foreign jurisdictions. Commencing in October 2001, we earned the majority of our net interest income from our cash and cash equivalent balances at interest rates that were generally lower than those earned from Seagate Technology LLC.

           Other income (expense) was largely comprised of net foreign currency exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. Dollars and varies depending upon movements in currency exchange rates.

           Income Taxes.

	For the three months ended		For the six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(dollars in thousands)
Provision for income taxes	$3,273	$501	$6,168	$1,003
Effective tax rate	28	16	29	17

           We recorded an income tax provision for the three and six months ended December 27, 2002 of $3.3 million and $6.2 million, respectively, at effective rates of 28% and 29%, respectively. For the three and six months ended December 28, 2001, we recorded an income tax provision of $501,000 and $1.0 million, respectively, at effective rates of 16% and 17%, respectively. The change in effective tax rate from fiscal 2002 to 2003 is due primarily to the effect of continuing growth in profitability and a non-corresponding increase in available foreign research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

	December 27,		Percent
	2002	June 28, 2002	Change

	(dollars in thousands)
Cash, cash equivalents, short-term and long-term investments and restricted cash	$83,063	$71,451	16

	For the six months ended

	December 27,	December 28,	Percent
	2002	2001	Change

Net cash provided by operating activities	$23,054	$19,308	19
Net cash used in investing activities	(19,798)	(3,058)	547
Net cash provided by (used in) financing activities	(1,594)	3,869	(141)

Cash Flows

     We have funded our operations for the three and six months ended December 27, 2002 with our net cash from operations. Our cash and available-for-sale securities totaled $83.1 million as of December 27, 2002, an increase of $11.6 million from $71.5 million as of June 28, 2002. The majority of our cash, cash equivalents and investments are held in U.S. dollar denominated bank deposits or highly liquid investments. The remaining portion of our cash balances is denominated in the local currencies of our foreign operations, including Canadian Dollars, British Pounds Sterling, Japanese Yen, Euros and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our cash equivalents and investments are maintained in highly rated instruments.

     Operating Activities. Operating activities provided cash of $23.1 million for the six months ended December 27, 2002, primarily from net income after adjustments to exclude non-cash charges, including depreciation of $4.1 million offset by a $4.8 million deferred income tax recovery. Operating activities provided cash of $19.3 million for the six months ended December 28, 2001, primarily from net income after adjustments to exclude non-cash charges including depreciation and amortization of $6.2 million, in addition to the net receipt of approximately $5.5 million of income tax refunds.

     Investing Activities. Investing activities used cash of $19.8 million for the six months ended December 27, 2002, consisting of purchases of $11.8 million of property and equipment, $9.3 million of short-term investments and $3.3 of long-term investments offset by the maturity of $4.5 million in short-term investments. The majority of the property and equipment purchases were the result of costs associated with the implementation of new systems, including our global ERP system, leasehold improvements and furniture related to the expansion of existing leased space, and other computer purchases. Investing activities used cash of $3.1 million for the six months ended December 28, 2001, primarily for the purchase of computers and furniture.

     A portion of the expenditure of $11.8 million for property and equipment incurred during the six months ended December 27, 2002 relates to the implementation of our ERP system. We had estimated that the majority of implementation costs would be incurred by the end of fiscal 2003, however, we now anticipate that the implementation may not be completed until the end of calendar 2003. As we continue to implement our ERP system there may be additional costs not originally anticipated which might result in additional capital expenditures. In addition, there may be additional operating costs not originally anticipated which may impact our net cash provided by operating activities.

     Financing Activities. Financing activities used cash of $1.6 million for the six months ended December 27, 2002. This was attributable to cash received from the issuance of common stock on the exercise of stock options of $406,000 offset by a deposit to secure the overdraft credit facility of $2.0 million, which we have classified as restricted cash. Financing activities provided cash of $3.9 million for the six months ended December 28, 2001, which was attributable to the repayment of the remainder of the receivable balance due from Seagate Technology LLC of $4.3 million, which was offset by net operating borrowings from Seagate Technology LLC of $871,000, and cash received from the issuance of common stock on the exercise of stock options of $440,000.

Financing Agreements

     In October 2002, we executed an agreement with Comerica Bank-California (“Comerica”) for a revolving line of credit. The revolving line provides for up to $15.0 million in borrowings, with interest calculated at Comerica’s U.S. prime rate or Comerica’s LIBOR plus 2.5% per annum depending on the nature of the advance. Borrowings under the revolving line are limited to 80% of eligible accounts receivable, or in any month in which we maintain $15.0 million in our investment accounts with Comerica or its affiliates, an amount equal to $2.0 million plus 80% of eligible accounts receivable. The revolving line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. The revolving line is collateralized by our accounts receivable and inventory balances.

     The terms of the revolving line require us to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The revolving line is subject to an unused fee which varies in amount based on the level of collected deposits and money market investments that are held by us with Comerica or its affiliates. At December 27, 2002, Crystal Decisions maintained $10.0 million of its cash equivalents balance with Comerica. No amounts were outstanding under the revolving line at December 27, 2002 or at the date of the filing of this report.

     We also entered into a overdraft credit facility with The Bank of Nova Scotia (the “Bank”) during fiscal 2002 whereby the Bank will provide up to Cdn. $4.0 million credit for certain overdrafts. The overdraft balances, if any, are subject to interest computed at the Bank’s prime lending rate payable monthly. At December 27, 2002, there were no balances outstanding under this agreement. On September 26, 2002, we placed $2.0 million on deposit with the Bank as a general hypothecation to the overdraft credit facility currently in place. The monies held and the interest earned thereon are classified as restricted cash on our consolidated balance sheet. This hypothecation replaces the guarantee previously provided by Seagate Technology International, an indirect subsidiary of New SAC, of present and future indebtedness or liability incurred by us to the Bank.

     Since fiscal 2001, our principal source of liquidity has been our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flows. However, we believe that cash from operations together with existing cash and cash equivalents, the overdraft agreement with The Bank of Nova Scotia, and available borrowings from Comerica will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation under SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock options. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 is effective for fiscal years ending after December 15, 2002. The amendment to disclosure requirements under APB 28 is effective for interim periods beginning after December 15, 2002. As required by SFAS 148, we will provide quarterly pro forma disclosure of the effect of the fair value based method of accounting commencing in the third quarter of fiscal 2003. We do not expect to voluntarily adopt the fair value based method of SFAS 123 and, therefore, we do not expect the measurement provisions of SFAS 148 to affect our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

Risks Related to Our Business

     We cannot assure you that we will remain profitable because we have operated our business on a stand-alone basis for a relatively short period of time.

          We have incurred significant losses since our inception. While we achieved profitability in fiscal 2002, there is no assurance that we will be able to sustain and increase profitability on a quarterly or annual basis. We incurred net losses of $221.2 million for fiscal 2000, $11.5 million for fiscal 2001, net income of $13.0 million for fiscal 2002, and net income of $15.4 million for the six months ended December 27, 2002. We expect significantly to increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenues do not keep pace with our expected increase in expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

          We often experience a high volume of sales at the end of each quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are disproportionate to our actual sales. If this were to happen, we would not be able to reduce these costs in a timely manner and, consequently, we may experience a net loss or our net income may be reduced. In addition, our operating results have been and, in the future, may continue to be subject to significant quarterly fluctuations as a result of a number of other factors including:

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	disruption and delay of business processes generally due to man-made or natural disasters;

•	the size and timing of orders from and shipment of products to major customers;

•	our ability to develop, introduce and market new products and product enhancements in a timely fashion;

•	market acceptance of and demand for business intelligence and enterprise reporting software, generally, and our products in particular;

•	the length of our sales cycles;

•	changes in the prices of our products and our competitors’ products;

•	entry of new competitors into our market;

•	the mix of products and services of our customer orders, which can affect the timing of our recognition of revenues;

•	the amount of customization required for our customer orders, which can affect the timing of our recognition of revenues;

•	our ability accurately to predict the rate and timing of conversion of our sales prospects into actual revenues;

•	the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

•	changes in our operating expenses;

•	competition and consolidation in our industry;

•	seasonal factors, such as our typically lower pace of sales in our first fiscal quarter; and

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat.

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

          Our revenues, in general, and our license revenues in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter. Our management and sales force use a pipeline system to estimate sales and identify trends in our business. Our sales personnel monitor the status of all proposals, estimate the date on which a customer is expected to make a purchasing decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate an analysis of our sales pipeline. While this pipeline analysis provides us with some guidance in business planning and budgeting, our estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our pipeline into actual revenues could cause us inaccurately to plan or budget and those variations could adversely affect our business. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled, which would adversely affect the overall rate and timing of conversion of our pipeline into actual revenues, and our business, operating results and financial condition could be materially adversely affected.

     Our products have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

          To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. As a result, we may wait six to 12 months after the first contact with a potential customer for that potential customer to place an order while the potential customer seeks internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or even completion of the order. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a further downturn, or new competing technology may enter the marketplace. We may lose sales or experience reduced sales as the result of this long sales cycle, which would reduce our revenues.

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

          We cannot predict what impact the recent economic slowdown in the United States and other countries will have on the business intelligence software market or our business in particular, but it may result in fewer purchases of licenses of our software, downward pricing pressures, or substitution to our lower priced configurations by our customers who previously licensed our higher priced configurations. If the current economic slowdown continues, our business, operating results and financial condition could be materially and adversely affected.

     Our growth may not continue at historical growth rates.

          Although we have experienced significant revenues growth over the past two fiscal years, we cannot assure you that our revenues will continue to grow. If our revenues do grow, we cannot assure you that we will be able to maintain the historical rate or extent of such growth in the future.

     We have grown quickly and if we fail to manage our growth, our ability to generate new revenues and achieve profitability may be harmed.

          Our future operating results will depend on our ability to manage growth, continuously hire and retain significant numbers of qualified employees, and accurately forecast revenues and control expenses. To manage our growth and expansion, we need continuously to improve and implement our internal systems, processes and controls. For example, we began to implement an enterprise resource planning system in May 2002. We have experienced significant difficulties in the implementation, which has involved greater expenditure of time, money and resources, including the increased demands of our employees to resolve software configuration issues and process some transactions manually. We believe implementation may not be complete until December 2003. If we continue to experience difficulties or are not able successfully to install, test and adopt this system as scheduled, our business may be harmed by the management distraction, lack of availability of desired information, and expense of the unsuccessful and/or delayed implementation. If we are unable to integrate these systems as scheduled, our business, operating results and financial condition could be materially adversely affected.

     Our revenues depend upon a large number of small orders from our large distributors and if any of those distributors were to limit or terminate its orders, then our revenues would be reduced significantly.

          Sales to a small number of distributors generate a disproportionate amount of our revenues. For example, we derived approximately 9% and 11% of our total revenues from sales to Ingram for the three months ended December 27, 2002 and December 28, 2001, respectively. If Ingram materially reduces its purchases from us, our business, financial condition and results of operations would be materially adversely affected unless we substantially increase sales to other customers. Because our contracts with Ingram and other distributors or OEMs do not require them to purchase any specified number of software licenses from us, we cannot be sure that our more significant distributors or OEMs will continue to purchase our products at their historical or current levels or at all.

     We rely on our distributors and OEMs to market and distribute our products and if we fail to maintain and expand these sales channels, our ability to increase our revenues could be harmed.

          We generate a substantial portion of our revenues by selling our products to distributors and OEMs. For example, for the three and six months ended December 27, 2002, 34% and 33% of our total revenues were derived from sales to our distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because distributors and OEMs carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors and OEMs are also generally entitled to terminate their relationship with us at any time. Thus, although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend upon the continued cooperation of each party with us. Divergence in strategy, change in forms, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

     We have strategic relationships with SAP and Microsoft Corporation, and if we were no longer able to sell our products bundled with SAP’s or Microsoft’s, our revenues and financial condition would be harmed.

          We have strategic relationships with SAP and Microsoft that enable us to bundle our products with SAP’s and Microsoft’s, and we have developed and are developing certain utilities and products to be a part of SAP’s and Microsoft’s products. If either SAP or Microsoft reduces the nature or extent of their relationship with us and instead develops a relationship with one of our competitors or designs their own business intelligence software, our business, operating results and financial condition may be harmed in the long term.

     We will not be able to maintain our sales growth if we do not attract and motivate qualified sales and marketing personnel.

          We have made significant expenditures in recent years to expand our sales force and marketing staff. Our future success will depend in part upon the expansion and productivity of our sales force and marketing staff. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success. We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in accordance with our plans. Even if we hire and train sufficient numbers of sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenues to exceed these costs.

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

          If the market for business intelligence software does not grow as quickly or become as large as we anticipate, our revenues may not grow. Our market is still emerging, and our success depends upon its growth. Our potential customers may:

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

     Our revenues could be reduced if current or future competitors make acquisitions in order to make their products more attractive to our mutual customer base.

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

     Due to the length of our product development cycle, if we fail rapidly to react to market forces, we may be unable to develop new products or improve our existing products to meet the market demands.

          Business intelligence software is inherently complex, and it can take a long time to design, develop and test major new products and product enhancements. In addition, customers may delay purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. Our future success will depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis. In particular, we cannot assure you that we have developed the appropriate products to respond effectively to the growing market interest in web-based software, or if so, whether we can continue to bring those products to market in a timely and cost-effective basis and distribute those products in the face of competition from similar products developed by existing or new competitors. We cannot assure you that market interest in web-based software will continue at the same rate, or that alternative methods of deploying software will not become more popular. If we are unable to identify a shift in the market demand quickly enough, we may not be able to develop products to meet those new demands, or bring them to market in a timely way. Such failure to respond to changing market conditions could materially adversely affect our business, operating results or financial condition.

Risks Related to Our Intellectual Property

     If we fail to protect our intellectual property rights, our customers or potential competitors might be able to use our technologies to develop their own solutions, which could weaken our competitive position or reduce our revenues.

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

          Even though we take these steps, we have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights. Someone may be able to copy or otherwise obtain and use our products and technology without authorization. Policing unauthorized use of our products is difficult. Although we cannot determine the extent of existing piracy of our products, we expect that software piracy will be a persistent problem. Third parties may also develop similar technology independently. Our patents may be challenged, invalidated, or circumvented, and the rights granted under these patents might not provide us competitive advantages. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as the United States.

     We have invested substantial resources in developing our products and our brand, and our operating results would suffer if we were subject to a protracted infringement claim or one with a significant damage award.

          Our competitors or other third parties may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot assure you that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party’s rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of the merit of our defense, such claim could have the following material adverse effects on our business, operating results or financial condition:

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

          Software products as complex as those we offer frequently contain undetected errors, defects, failures or viruses especially when first introduced or when new versions or enhancements are released or are configured to individual customer systems. Despite product testing, our products may contain undetected defects, errors or viruses that could:

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

          Our growing business, e-business and marketing strategy depend upon our receiving personal information about subscribers. Privacy concerns may cause some potential subscribers to forego subscribing to our service. If new laws or regulations prohibit us from using information in the ways that we currently do, or if users opt out of making their personal preferences and information available to us and our affiliates, this could have a material adverse effect on our business, operating results and financial condition. If personal information is misused by us, our legal liability may be increased and our growth may be limited.

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

          We have significant international operations including development facilities, sales personnel and customer support operations. For example, we derived 27% of our total revenues from sales outside North America for both the three months ended December 27, 2002 and December 28, 2001. As part of our business strategy, we plan to continue to expand into additional international markets. Our international operations are subject to certain inherent risks including:

•	fluctuations in currency exchange rates;

•	import and export restrictions, as well as tariffs;

•	technical difficulties associated with product localization;

•	lack of acceptance of localized products;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	difficulties in staffing and managing international operations;

•	higher operating costs;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potentially adverse tax consequences;

•	management of an enterprise spread over various countries;

•	significant presence of our competitors in international markets;

•	potential loss of proprietary information due to piracy, misappropriation, or weaker laws regarding protection of intellectual property;

•	exposure to different legal standards or risk; and

•	the burden of complying with a wide variety of foreign laws.

          These factors could have a material adverse effect on our business, operating results and financial condition in the future. In addition, we intend to continue to invest resources to expand our sales and support operations into strategic international locations. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and operating these foreign operations then our business, operating results and financial condition could be materially harmed.

          Our products are generally priced in U.S. dollars even when sold to customers who are located outside of the United States. Currency instability in foreign financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products.

     The loss of key personnel, failure successfully to integrate replacement personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

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

          In May 2002, we began to implement a global enterprise resource planning system with the goal of increasing our internal operational and financial efficiencies and information analysis capabilities. The implementation of an enterprise resource planning system is a complex and labor-intensive process that requires the investment of a substantial amount of time, money, and resources. We have experienced significant difficulties in the implementation and the implementation process to date has involved greater expenditure of time, money and other technical, financial, and management resources than originally expected. While we initially anticipated that the implementation would be completed by the end of fiscal 2003, we now believe that implementation may not be completed until the end of calendar 2003. Continued difficulties may delay implementation even longer. We also anticipate that we will need to continue to expend significantly greater time, money, and other resources than we originally expected to successfully implement the enterprise resource planning system. These expenditures may not be effective and we may continue to experience difficulties.

          While we believe the implementation to date has not significantly affected our ability to conduct operations and measure performance, further difficulties in implementation could result in the following:

•	further significant and unexpected increases in our operating expenses;

•	harm to our internal data gathering and analysis;

•	overtime work of our employees and temporary use of outside resources to resolve any software configuration issues and/or to process transactions manually until necessary issues are resolved;

•	loss of management focus as attention paid to implementation is effectively “diverted” from other issues; and

•	disruption to our operations if the transition to the new enterprise resource planning system creates new or unexpected difficulties or if the enterprise resource planning system does not perform as expected.

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

     If we acquire any companies or technologies in the future, they could prove difficult to integrate, be disruptive to our business, dilute stockholder value and/or adversely affect our operating results.

          We intend to expand through internal growth, as well as to pursue strategic acquisitions, as part of our business strategy. We may not be able to identify suitable candidates for our acquisition or investment strategy. If we are able to identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms. However, if we were to complete an acquisition, the acquisition could involve numerous risks including:

•	difficulty integrating the operations and products of the acquired business;

•	potential disruption of our ongoing business and the distraction of management;

•	unanticipated expenses related to technology integration;

•	risk of entering a market where we have limited or no prior experience;

•	exposure to unknown liabilities and additional costs due to differences in culture, geographic locations and duplication of key talent; and

•	the potential loss of key employees or customers of the acquired company.

          If we make acquisitions in the future, acquisition related accounting charges may impact our balance sheet and operating results. We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

     There is no established trading market for our common stock, and there may never be any trading market established.

          Our common stock is not listed on any stock exchange, over-the-counter market or other quotation system. We have not registered shares of our common stock for sale to the public, or registered for resale shares held by our stockholders or that our optionees may acquire. We may never register our common stock for sale to the public or apply for quotation of our shares on any exchange, over-the-counter market or quotation system. If no such registration occurs, a purchaser of our common stock will not be able to dispose of the shares the purchaser acquires from us unless the purchaser can rely on an applicable exemption from registration, such as Rule 144 under the Securities Act of 1933. We may not comply with the criteria required for a holder of our common stock to utilize a given exemption.

          In the event that a trading market for our common stock develops, the market prices of our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our stockholders from reselling our common stock at a profit.

Risks Related to Our Relationship with New SAC and Seagate Technology

     As a result of the sale of Seagate Technology and our former parent, Seagate Software Holdings, to VERITAS, we may face indemnity claims. If we are compelled to pay any indemnity claims, our business may be significantly harmed.

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

     Because New SAC controls our Board of Directors, other stockholders’ ability to influence corporate matters will be greatly limited.

          Upon the closing of the New SAC Transaction in November 2000, our company became a majority owned subsidiary of Seagate Software (Cayman) Holdings, a wholly owned subsidiary of New SAC. As a result of the change in ownership, New SAC controls more than 80% of our common stock on a fully diluted basis and five of the eight members of our board of directors were appointed by or are officers of New SAC. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to determine the direction of our business, our operating budget, whether to pursue possible acquisitions or sale of our company, and other matters.

Risks of Litigation

     From time to time, we have to defend lawsuits and may have to pay damages in connection with alleged failures of our products or services, or, in the context of patent litigations, we may lose significant intellectual property rights.

          In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions, Inc. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the quantum of that claim and, in August 2002, we came to a mediated settlement with Vedatech. The mediated settlement is not material to our operations and contains no continuing obligations. On September 24, 2002, however, we received documents indicating Vedatech is seeking to set aside the settlement. On November 25, 2002, Vedatech sought to set aside the settlement agreement on grounds of alleged fraud at a hearing before the High Court. At that time, the Judge awarded Crystal Decisions court costs for the hearing and upheld the validity of the mediated settlement agreement pending Vedatech’s decision on whether to seek rescission on grounds of willful fraud from another court. Vedatech has since filed an appeal of the High Court Judge’s ruling. Although we believe that Vedatech’s basis for seeking to set aside our mediated settlement is meritless, the outcome cannot be determined at this time. If our mediated settlement were to be set aside, a negative outcome could adversely affect our financial position, liquidity and results of operations.

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

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Among other selection criteria, the investment policy states that all investments must be maintained in U.S. dollar denominated investment grade securities with no maturities exceeding two years. In addition, our investment policy does not allow for investment in technology-based companies.

     We mitigate the effect of default risk by investing in only safe and high credit quality securities and by using a portfolio manager to respond appropriately to a significant reduction in credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and diversification.

     Our investments in debt securities include money market funds, investment grade commercial paper, corporate bonds, government agency securities and market action preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 27, 2002, all of our cash, cash equivalents, short-term and long-term investments were classified as available-for-sale. Approximately 8% of our investment portfolio is comprised of short-term investments and approximately 87% of our investment portfolio matures less than 90 days from the date of purchase.

     Declines in interest rates over time will reduce our interest income. For the six months ended December 27, 2002, fluctuations in the U.S. interest rate did not have a material impact on our interest income.

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

Item 4. Controls and Procedures

     As of February 3, 2003, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 3, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to February 3, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I. Financial Information, Note 13 of the Condensed Notes to the Consolidated Financial Statements.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crystal Decisions, Inc. (Registrant)

February 10, 2003 Date	By:	/s/ Jonathan Judge (Jonathan Judge)	President and Chief Executive Officer (Principal Executive Officer)

February 10, 2003 Date	By:	/s/ Eric Patel (Eric Patel)	Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Jonathan Judge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crystal Decisions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Eric Patel Eric Patel Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002