Form 10-Q
period 2003-03-28
CRYSTAL DECISIONS INC
filed 2003-05-12
CIK 1126499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:      to

Commission File Number 000-31859

CRYSTAL DECISIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0537234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

895 Emerson St.,	94301
Palo Alto, California (Address of principal executive offices)	(Zip Code)

Telephone: (650) 838-7410
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common stock, par value of $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On March 28, 2003, 76,025,314 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

CRYSTAL DECISIONS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CRYSTAL DECISIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 28,	June 28,
	2003	2002 (1)

ASSETS
Current assets:
Cash and cash equivalents (note 6)	$85,657	$71,451
Short-term investments (note 6)	6,001	—
Restricted cash (note 7)	2,009	—
Accounts receivable, net of allowance of $2,360 and $2,148 (note 8)	44,506	40,391
Income taxes receivable	952	1,048
Inventories, net	458	607
Deferred tax assets	8,954	—
Prepaid and other current assets	7,974	5,748

Total current assets	156,511	119,245
Property and equipment, net	23,727	15,901
Deferred tax assets	1,011	—
Other non-current assets	425	1,700
Long-term investments (note 6)	3,234	—

Total assets (note 9)	$184,908	$136,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,010	$14,518
Accrued employee compensation	15,929	13,066
Accrued expenses	15,797	11,842
Deferred revenues	43,643	38,895
Income taxes payable	25,088	14,498

Total current liabilities	116,467	92,819
Deferred tax liabilities	1,123	583
Deferred revenues	1,719	1,992

Total liabilities	119,309	95,394
Contingencies (note 14)
Stockholders’ equity:
Common stock – 150,000,000 shares authorized; shares issued and outstanding – 76,025,314 and 75,864,146 at $0.001 par value per share	76	76
Additional paid-in capital	35,503	34,814
Retained earnings	29,984	6,438
Accumulated other comprehensive income	36	124

Total stockholders’ equity	65,599	41,452

Total liabilities and stockholders’ equity	$184,908	$136,846

See accompanying notes.

(1)	The information in this column was derived from the audited consolidated balance sheet as of June 28, 2002.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended		ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Revenues:
Licensing (note 8)	$46,309	$36,737	$135,062	$100,508
Maintenance, support and services (note 8)	26,737	19,438	74,204	55,288

Total revenues	73,046	56,175	209,266	155,796
Cost of revenues:
Licensing	1,378	1,344	4,627	4,012
Maintenance, support and services	14,152	11,855	41,170	32,963
Amortization of developed technologies (note 2)	—	1,270	—	3,809

Total cost of revenues	15,530	14,469	45,797	40,784

Gross profit	57,516	41,706	163,469	115,012
Operating expenses:
Sales and marketing	29,007	23,996	80,408	68,470
Research and development	10,360	7,527	29,858	21,689
General and administrative (note 8)	6,564	5,270	20,733	13,542
Amortization of intangible assets (note 2)	—	589	—	1,768

Total operating expenses	45,931	37,382	130,999	105,469

Income from operations	11,585	4,324	32,470	9,543
Interest and other income (expense), net	(518)	359	186	1,204

Income before income taxes	11,067	4,683	32,656	10,747
Provision for income taxes (note 10)	(2,942)	(660)	(9,110)	(1,663)

Net income	$8,125	$4,023	$23,546	$9,084

Net income per share – basic (note 11)	$0.11	$0.05	$0.31	$0.12

Net income per share – diluted (note 11)	$0.10	$0.05	$0.30	$0.12

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended

	March 28, 2003	March 29, 2002

Operating activities
Net income	$23,546	$9,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,632	3,744
Amortization of other intangibles including developed technologies	—	5,577
Amortization of other non-current assets	1,275	—
Bad debt expense and other reserves	484	554
Deferred income tax recovery	(8,393)	(1,296)
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	(6,954)
Income taxes receivable	96	3,098
Inventories	149	269
Prepaid and other current assets	(2,215)	(946)
Accounts payable	2,998	2,689
Accrued employee compensation	2,842	1,509
Accrued expenses	3,861	1,463
Deferred revenues	4,445	6,154
Income taxes payable	9,558	4,292

Net cash provided by operating activities	40,659	29,237

Investing activities
Purchase of property and equipment	(15,740)	(6,015)
Purchase of short-term investments	(12,280)	—
Maturity of short-term investments	6,266	—
Purchase of long-term investments	(3,269)	—

Net cash used in investing activities	(25,023)	(6,015)

Financing activities
Issuance of common stock	648	1,673
Deposit to secure overdraft credit facility	(2,009)	—
Net borrowings from Seagate Technology LLC	—	(871)
Payment from Seagate Technology LLC on revolving loan receivable	—	4,300

Net cash provided by (used in) financing activities	(1,361)	5,102

Effect of exchange rate changes on cash and cash equivalents	(69)	268

Increase in cash and cash equivalents	14,206	28,592
Cash and cash equivalents at the beginning of the period	71,451	34,379

Cash and cash equivalents at the end of the period	$85,657	$62,971

See accompanying notes.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

     Crystal Decisions, Inc. (“Crystal Decisions” or the “Company”) is an information management software company, incorporated in Delaware and headquartered in Palo Alto, California, that creates software products and provides services for reporting, analysis and information delivery. Crystal Decisions develops, markets and supports an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. The Company’s products, commonly referred to as business intelligence software, provide employees, partners and customers with access to the information they need to make better business decisions and ultimately reduce costs and increase productivity.

     Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings, a Cayman Islands limited corporation, which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation (“New SAC”), whose predecessor was Seagate Technology, Inc. (“Seagate Technology”).

     The unaudited consolidated financial statements of Crystal Decisions have been prepared by the Company, in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes of the Company in the Annual Report on Form 10-K for the year ended June 28, 2002 as filed with the SEC on September 26, 2002.

     The consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 28, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 27, 2003 or future operating periods. All information is stated in U.S. dollars unless otherwise noted.

     Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2002 ended on June 28, 2002 and comprised 52 weeks. Fiscal 2003 will be a 52-week year and will end on June 27, 2003. The three-month periods ended March 28, 2003 and March 29, 2002 each comprised 13 weeks. The nine-month periods ended March 28, 2003 and March 29, 2002 each comprised 39 weeks.

     Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

     The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on the Company’s consolidated financial statements specifically related to results for the three and nine months ended March 28, 2003 and March 29, 2002:

•	Revenues. Deferred revenues were revalued at November 22, 2000 and were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were zero and $128,000 lower for the three and nine months ended March 29, 2002, respectively, than they would have been had the push down adjustments not occurred. There was no impact during the three and nine months ended March 28, 2003.

•	Depreciation. The long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, depreciation expense recorded was $160,000 and $312,000 less for the three months ended March 28, 2003 and March 29, 2002, respectively, than would have been recorded had the push down adjustments not occurred. Depreciation expense recorded was $678,000 and $1.2 million less for the nine months ended March 28, 2003 and March 29, 2002, respectively, than would have been recorded had the push down adjustments not occurred.

•	Amortization. Additional amortization expense of $1.4 million and $4.3 million for the three and nine months ended March 29, 2002, respectively, was recorded resulting from the incremental fair value of intangible assets pushed down to the Company’s consolidated financial statements on November 22, 2000.

•	Elimination of Intangible Assets, Net of Deferred Tax Liability. As a result of the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes", the net carrying values of the intangible assets pushed down to Crystal Decisions’ consolidated financial statements were reduced to zero at June 28, 2002 by a charge of $9.1 million against additional paid-in capital on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003, there was no amortization charged to the Company’s statement of operations related to intangible assets.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

3. Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation under SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 is effective for Crystal Decisions’ fiscal 2003. The amendment to disclosure requirements under APB 28 is effective for Crystal Decisions’ fiscal 2003 third quarter.

     Crystal Decisions measures compensation expense for its 1999 Stock Option Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (in thousands, except per share amounts):

	For the three		For the nine
	months ended		months ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Net income – as reported	$8,125	$4,023	$23,546	$9,084
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	41	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of tax	(2,546)	(1,734)	(5,948)	(4,891)

Net income – pro forma	$5,579	$2,289	$17,639	$4,193

Net income per share – as reported (note 11)
Basic	$0.11	$0.05	$0.31	$0.12

Diluted	$0.10	$0.05	$0.30	$0.12

Net income per share – pro forma
Basic	$0.07	$0.03	$0.23	$0.06

Diluted	$0.07	$0.03	$0.22	$0.06

     Aside from a one-time charge of approximately $41,000 in connection with certain stock options issued to employees in England, no stock-based employee compensation cost is reflected in reported net income for the periods presented as all other stock options granted under the 1999 Stock Option Plan and 2000 Stock Option Plan (the “Plans”) had an exercise price equal to the market value of the underlying common stock at the date

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

of grant. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options’ vesting period.

     The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the stock options usually vest over a period of four years, no options were issued under the Plans prior to November 1999, the number of stock options granted varies from period to period and the Black-Scholes fair value of each grant depends on the assumptions at the grant date.

     The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

	For the three		For the nine
	months ended		months ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Volatility factor	96%	101%	100%	101%
Expected life of stock options	3 years	3 years	3 years	3 years
Risk-free interest rate	2.0%	4.0%	2.0%	4.0%
Dividend yields	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options granted during the period	$3.65	$3.20	$3.46	$2.75

     For purposes of pro forma disclosures pursuant to SFAS 123, the expected volatility assumptions used by the Company were based on an average of the Company’s competitors’ historical stock price volatilities over the expected life of the stock options as the Company does not have sufficient historical volatility from its own common stock.

4. New Accounting Policies

     In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Crystal Decisions adopted SFAS 142 effective June 29, 2002. Under SFAS 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Separate intangible assets that are deemed to have definite lives continue to be amortized over their estimated useful lives. There was no goodwill or intangible assets on the consolidated balance sheet as at June 28, 2002 or March 28, 2003.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     Had the Company been accounting for its intangible assets under SFAS 142 for all periods presented, the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	For the three		For the nine
	months ended		months ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Reported net income	$8,125	$4,023	$23,546	$9,084
Add back assembled workforce amortization, net of tax	—	571	—	1,714

Adjusted net income	$8,125	$4,594	$23,546	$10,798

Reported net income per share – basic (note 11)	$0.11	$0.05	$0.31	$0.12
Add back assembled workforce amortization, net of tax	—	0.01	—	0.02

Adjusted net income per share – basic	$0.11	$0.06	$0.31	$0.14

Reported net income per share – diluted (note 11)	$0.10	$0.05	$0.30	$0.12
Add back assembled workforce amortization, net of tax	—	0.01	—	0.02

Adjusted net income per share – diluted	$0.10	$0.06	$0.30	$0.14

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

5. Revenue Recognition

     The Company derives revenues from the sale of licenses for software products and services such as maintenance, technical support, training and consulting services. Licenses for software products are sold separately or with services as part of a bundled arrangement. Maintenance and technical support contracts are sold with licenses in a bundled arrangement or sold separately as a contract renewal. Training and consulting services are provided as part of a bundled arrangement or sold separately based on a project or time and materials basis.

     For each sales transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, recognition of revenues is deferred until such time as all of the criteria are met.

     In bundled software arrangements that include rights to multiple software products and/or services, the Company recognizes revenues using the residual method as prescribed by Statement of Position 98-9,

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

“Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are allocated to the undelivered elements based on vendor specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements. Vendor specific objective evidence of the fair value of maintenance and technical support contracts is based on renewal rates as determined by the prices paid by the Company’s customers when maintenance is sold separately. Vendor specific objective evidence of fair value of training and consulting services is based upon daily rates as determined by the prices paid by the Company’s customers when these services are sold separately.

     For all bundled arrangements, the Company assesses whether the service elements of the arrangement are essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves significant customization or modification of the software, both the license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on cost of labor inputs.

     For those arrangements for which the Company has concluded that the service elements are not essential to the other elements of the arrangement, the Company uses vendor specific objective evidence of fair value for the service elements to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to maintenance and technical support contracts are recognized ratably over the term of the respective contracts, which are typically one year. Revenues allocable to training and consulting services are recognized as the services are performed.

     For sales to distributors and resellers, revenues are recognized upon product delivery. The Company reserves an amount equal to its estimate of all product subject to rights of return and resale contingencies. Some of the factors that are considered in determining this estimate include historical experience, level of inventory in the distribution channels, nature of the product, fixed or determinable fees and payment terms. The reserve reduces the revenues and the related receivables.

     For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms.

     Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to provision of maintenance and technical support services with future deliverables and arrangements where specified customer acceptance has not yet occurred. Deferred revenues classified as long-term in nature represent revenues that will not be realized for more than 12 months after the date of the consolidated balance sheet.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

6. Cash, Cash Equivalents, Short-term and Long-term Investments

     The Company’s cash, cash equivalents, short-term and long-term investments are summarized in the table below. Crystal Decisions classifies its investments in debt securities as available-for-sale and records these investments at the amortized cost, which approximates their fair value. Gains and losses on available-for-sale securities held at March 28, 2003 and June 28, 2002 and gross realized gains or losses on sales of available-for-sale securities during the three and nine months ended March 28, 2003 were not significant.

	March 28,	June 28,
	2003	2002

	(in thousands)

Cash	$20,527	$2,945
Cash equivalents:
Money market funds	$44,021	$38,537
Commercial paper	13,509	22,957
U.S. government and government sponsored securities	2,000	—
Other debt securities	5,600	7,012

Total cash equivalents	$65,130	$68,506

Total cash and cash equivalents	$85,657	$71,451

Short-term investments:
Commercial paper	1,495	—
U.S. government and government sponsored securities	4,506	—

Total short-term investments	$6,001	$—

Long-term investments:
U.S. government and government sponsored securities	3,234	—

Total long-term investments	$3,234	$—

Total cash, cash equivalents, short-term and long-term investments	$94,892	$71,451

     The above amounts do not include $2.0 million of restricted cash on deposit with The Bank of Nova Scotia (note 7).

7. Restricted Cash

     On September 26, 2002, the Company placed $2.0 million on deposit with The Bank of Nova Scotia (the “Bank”) as a general hypothecation to an overdraft credit facility. The monies held and the interest earned thereon are classified as restricted cash. The overdraft credit facility provides up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line supporting notional contracts of up to $6.0 million. At March 28, 2003, there was no balance outstanding under this overdraft credit facility.

8. Related Party Transactions

     In December 2000, Crystal Decisions signed a software license agreement (the “License Agreement”) with Seagate Technology LLC, an indirect subsidiary of New SAC. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology LLC a non-exclusive, non-transferable, perpetual license to use certain business intelligence products and receive related maintenance and support services for

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

one year. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions’ established list price. During the three and nine months ended March 29, 2002, respectively, Crystal Decisions recognized zero and $151,000 of revenues from the License Agreement. The maintenance and support services related to the License Agreement were renewed for one year during the three months ended December 28, 2001 and for an additional year in the three months ended March 28, 2003. Revenues from maintenance and support services are recognized ratably over 12 months. Crystal Decisions recognized maintenance and support revenues from Seagate Technology LLC of $207,000 and $106,000 in the three months ended March 28, 2003 and March 29, 2002, respectively, and $348,000 and $176,000 in the nine months ended March 28, 2003 and March 29, 2002, respectively. The License Agreement also provided for consulting revenues of which Crystal Decisions earned zero and $30,000 in the three and nine months ended March 29, 2002. No consulting revenues were earned during fiscal 2003. At March 28, 2003, there was approximately $423,000 in accounts receivable due from Seagate Technology LLC as a result of the renewal of the maintenance and support services.

     Seagate Technology LLC provides various services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. Crystal Decisions’ management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Amounts charged to Crystal Decisions general and administrative expense were $75,000 and $139,000 for the three months ended March 28, 2003 and March 29, 2002, respectively, and $281,000 and $712,000 for the nine months ended March 28, 2003 and March 29, 2002, respectively. Seagate Technology LLC has charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party. Commencing November 23, 2000 and up to and including the three months ended December 27, 2002, these balances include a quarterly charge of $25,000 for consulting and advisory fees under an annual monitoring agreement that were paid on Crystal Decisions’ behalf by Seagate Technology LLC to certain New SAC investors. In December 2002, Seagate Technology LLC discontinued the annual monitoring agreement. In settlement for the remaining term of the agreement, $625,000 was paid by Crystal Decisions, which was included in general and administrative expense on the statement of operations for the three and six months ended December 27, 2002. No significant amounts remain outstanding to Seagate Technology as at March 28, 2003.

9. Revolving Loan Agreement

     In October 2002, Crystal Decisions executed an accounts receivable-based revolving facility (the “Revolving Line”) with Comerica Bank-California (“Comerica”). The Revolving Line provides up to $15.0 million in borrowings for general working capital purposes. Interest is calculated, depending on the nature of the advance, at either Comerica’s U.S. prime rate or Comerica’s LIBOR plus 2.5% per annum. On prime rate advances, interest is payable monthly. On LIBOR advances, interest is payable on a quarterly basis and at the end of each LIBOR period. Borrowings under the Revolving Line are limited to 80% of eligible accounts receivable, with an additional $2.0 million available in any month in which Crystal Decisions maintains $15.0 million of its investment accounts with Comerica or its affiliates. The Revolving Line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. The Revolving Line is collateralized by substantially all the Company’s personal property, excluding intellectual property. The agreement also required the Company’s U.S. and Canadian subsidiaries to pledge their assets in support of Crystal Decisions’ obligations under the agreement. The Company was required to pledge shares of most of its subsidiaries to Comerica.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     The terms of the Revolving Line require Crystal Decisions to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The agreement restricts certain of the Company’s activities. For example, it restricts the Company from selling, leasing or otherwise disposing of any part of the business or property under most circumstances. In addition, the agreement prohibits the Company from entering into arrangements which will result in a change of control or in which the Company would incur certain forms of indebtedness without Comerica’s consent. The Company is also restricted from making certain types of distributions and investments. The Company is required to maintain at least an aggregate of $10.0 million in investment accounts with Comerica and some of its affiliates. No amounts were outstanding under the Revolving Line at March 28, 2003. At March 28, 2003, Crystal Decisions maintained $35.1 million of its cash equivalents with Comerica.

10. Income Taxes

     The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and the use of estimates is required in determining the Company’s provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

     The effective rate used to record income tax expense for the three and nine months ended March 28, 2003 differed from the U.S. federal statutory tax rate primarily due to the effect of operating in foreign jurisdictions that have differing tax treatments as compared to the United States, and the reduction in valuation allowance to reflect those future tax benefits that were more likely than not to be realized. The change in effective tax rate from 2002 to 2003 was due primarily to the effect of continuing growth in profitability, an increase in available foreign research and development tax credits and utilization of U.S. net operating losses in fiscal 2002, in respect of which a valuation allowance was provided.

     At March 28, 2003, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of the future tax benefit that was more likely than not to be realized. A valuation allowance continues to be provided against those deferred tax assets for which there is uncertainty of future realization. At June 28, 2002, the Company had provided a valuation allowance against all its deferred tax assets.

11. Net Income Per Share

     The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	For the three		For the nine
	months ended		months ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Basic net income per share:
Numerator:
Net income	$8,125	$4,023	$23,546	$9,084

Denominator:
Weighted average number of common shares outstanding	76,008	75,620	75,951	75,518

Net income per share – basic	$0.11	$0.05	$0.31	$0.12

Diluted net income per share:
Numerator:
Net income	$8,125	$4,023	$23,546	$9,084

Denominator:
Weighted average number of common shares outstanding	76,008	75,620	75,951	75,518
Dilutive effect of stock options under the treasury stock method	3,815	1,119	3,646	460

Weighted average number of common shares outstanding on a diluted basis	79,823	76,739	79,597	75,978

Net income per share – diluted	$0.10	$0.05	$0.30	$0.12

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     As of March 28, 2003 and March 29, 2002, respectively, the total number of outstanding options to purchase common stock was 17,480,775 and 13,012,285. During the three and nine months ended March 28, 2003, respectively, Crystal Decisions issued 60,149 and 161,168 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan. The number of anti-dilutive options excluded from the net income per share calculation was 516,106 for the three and nine months ended March 28, 2003 and 290,075 and 2,789,075 for the three and nine months ended March 29, 2002, respectively.

12. Comprehensive Income

     Comprehensive income includes net income and other comprehensive income (loss), the latter consisting solely of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. These foreign currency translation adjustments are recorded directly as a separate component of stockholders’ equity and are excluded from the calculation of net income. The components of comprehensive income were as follows (in thousands):

	For the three		For the nine
	months ended		months ended

	March 28,	March 29,	March 28,	March 28,
	2003	2002	2003	2002

Net income	$8,125	$4,023	$23,546	$9,084
Foreign currency translation adjustments	358	(81)	(88)	243

Comprehensive income	$8,483	$3,942	$23,458	$9,327

13. Business Segment Information

     Crystal Decisions has one reportable business segment — information management software.

14. Legal Proceedings

     In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. On November 25, 2002, Vedatech sought to set aside the settlement agreement on grounds of

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

alleged fraud at a hearing before the High Court. At that time, the Judge awarded Crystal Decisions court costs for the hearing and upheld the validity of the mediated settlement agreement. The mediated settlement and related costs are accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into the court. Although Crystal Decisions believes that Vedatech’s basis for seeking to set aside the mediated settlement is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, a negative outcome could adversely affect Crystal Decisions’ financial position, liquidity and results of operations.

     In addition to the foregoing, Crystal Decisions is also subject to litigation in the ordinary course of its business. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements; and where the outcome of these matters is not determinable no provision is made in the consolidated financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

     While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely affect the Company’s financial position, liquidity or results of operations.

15. Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands the disclosure requirements of guarantee obligations and requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued. The disclosure provisions of FIN 45 are effective for financial statements of interim periods ending after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

     The Company has pledged certain assets and shares in connection with the Revolving Line described in Note 9.

     The Company also maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy. There is no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is being sought, nor is the Company aware of any threatened litigation that may result in claims for Indemnification.

     As part of the New SAC Transaction referred to in note 2, New SAC and certain of their subsidiaries, including Crystal Decisions, entered into an Indemnification Agreement with VERITAS Software Corporation (“VERITAS”) on March 29, 2000. The Indemnification Agreement provides that New SAC, including Crystal Decisions, is required to indemnify VERITAS and its affiliates for specified liabilities of Seagate Technology and Seagate Software Holdings, including selected taxes.

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

Overview

     Crystal Decisions, Inc. is an information management software company that creates software products and provides services for reporting, analysis and information delivery. We develop, market and support an integrated, scalable suite of enterprise software products that enable businesses to access disparate data sources and distribute secure, interactive reports and analysis across and beyond these organizations. We believe our solutions provide direct and rapidly achieved benefits including improved decision making, lower overall information technology costs and better business performance.

     We were incorporated in Delaware in August 1999. Our headquarters are located at 895 Emerson Street, Palo Alto, California 94301. Our telephone number is (650) 838-7410.

     We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, our fiscal year 2002 ended on June 28, 2002 (“fiscal 2002”) and our fiscal year 2003 will end on June 27, 2003 (“fiscal 2003”). The three-month periods ended March 28, 2003 and March 29, 2002 each comprised 13 weeks. The nine-month periods ended March 28, 2003 and March 29, 2002 each comprised 39 weeks.

     We have reclassified certain comparative period figures to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

     Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the course of preparing these consolidated financial statements. On a regular basis we evaluate our estimates and assumptions including those related to recognition of revenues, allowance for doubtful accounts, contingent liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

     The following critical accounting policies reflect our more significant estimates and assumptions we have used in the preparation of our consolidated financial statements:

     Recognition of Revenues. Our revenue recognition policy is significant because revenues are a key component of our results from operations. We follow specific and detailed guidelines in measuring revenues; however, certain judgments and estimates affect the application of the policy. Revenues in any given period are difficult to predict and any shortfall in revenues or delay in recognizing revenues could cause operating results to vary significantly from quarter to quarter.

     We derive revenues from the sale of licenses for software products and services such as maintenance, technical support, training and consulting. We sell licenses for software products separately or with services as part of a bundled arrangement. We sell maintenance and technical support contracts with licenses in a bundled arrangement or separately as a contract renewal. We provide training and consulting services as part of a bundled arrangement or separately based on a project or time and materials basis.

     For each sales transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, we defer recognition of revenues until such time as all of the criteria are met.

     In bundled software arrangements that include rights to multiple software products and/or services, we recognize revenues using the residual method as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are allocated to the undelivered elements based on vendor specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements. Vendor specific objective evidence of the fair value of maintenance and technical support contracts is based on renewal rates as determined by the prices paid by our customers when maintenance is sold separately. Vendor specific objective evidence of fair value of training and consulting services is based upon daily rates as determined by the prices paid by our customers when these services are sold separately.

     For all bundled arrangements, we assess whether the service elements of the arrangement are essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves significant customization or modification of the software, both the license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on cost of labor inputs.

     For those arrangements for which we have concluded that the service elements are not essential to the other elements of the arrangement, we use vendor specific objective evidence of fair value for the service elements to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. We recognize revenues allocable to maintenance and technical support contracts ratably over the term of the respective contracts, which are typically one year. We recognize revenues allocable to training and consulting services as the services are performed.

     For sales to distributors and resellers revenues, we recognize revenues upon product delivery. We reserve an amount equal to our estimate of all products subject to rights of return and resale contingencies. Some of the factors we consider in determining this estimate include historical experience, level of inventory in the distribution channels, nature of the product, fixed or determinable fees and payment terms. The reserve reduces the revenues and the related receivables.

     For sales to original equipment manufacturers (“OEMs”), we recognize revenues when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms.

     Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to provision of maintenance and technical support services with future deliverables and arrangements where specified customer acceptance has not yet occurred. Deferred revenues classified as long-term in nature represent revenues that will not be realized for more than 12 months after the date of the consolidated balance sheet.

     Allowance for Doubtful Accounts. Our bad debt expense is reflected in general and administrative expenses. The allowance for doubtful accounts, which is netted against our accounts receivable balance on our consolidated balance sheets, totaled $2.4 million and $2.1 million as of March 28, 2003 and June 28, 2002, respectively. The allowance for doubtful accounts represents estimated losses resulting from the inability of our customers to make required payments. We base our estimates on specific identification of probable bad debts based on collection efforts, aging of accounts receivable, our historical experience including bad debt write-offs and other factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to record additional allowances. If the factors we consider to calculate the allowance do not reflect our future ability to collect outstanding receivables, we may be required to record additional allowances and our future results of our operations could be materially impacted.

     Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and estimable. A determination of the amount of reserves required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, we base our accruals on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

     Income Taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheet, as applicable. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not more likely than not, we establish a valuation allowance. We provided a valuation allowance against our deferred tax assets as of June 28, 2002 for which there was uncertainty of future realization. During the three and nine months ended March 28, 2003, we released a portion of the valuation allowance against our deferred tax assets and, as such, we have recorded current and long-term deferred tax assets on our consolidated balance sheet. To the extent we establish any valuation allowance against our deferred tax assets or change this valuation allowance, we reflect the impact in the provision for (benefit from) income taxes in the consolidated statements of operations. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

      Stock-Based Compensation.We measure compensation expense for our 1999 Stock Option Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The fair market value of our common stock on the date of grant was determined by our compensation committee of our board of directors. As there is no public market for our stock, the compensation committee determined the fair value of our common stock by considering a number of factors, including, but not limited to, independent valuations, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by New SAC and comparisons to certain of our key metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

     We have elected not to apply fair value-based accounting provided under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) because it requires the use of options valuation models, which in our opinion, do not provide a reliable measure of the fair value of our employee stock options.

     As required by SFAS 123, as modified by SFAS No. 148 “Accounting for Stock Based Compensation –Transition and Disclosure – an amendment of FASB Statement No. 123”, we provide pro forma disclosure of the effect of using the fair value-based method of measuring compensation expense. For purposes of the pro forma disclosure, we estimate the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected life of options and our expected stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of changes in the assumptions used.

Change in Control of Crystal Decisions, Inc.

     As of November 22, 2000, we became a majority owned subsidiary of Seagate Software (Cayman) Holdings, which is a wholly owned subsidiary of New SAC (“New SAC”), whose predecessor was Seagate Technology, Inc. (“Seagate Technology”). This transaction, referred to as the New SAC Transaction, resulted in a change in control of our company. Under rules and regulations promulgated by the SEC, because more than 95% of our company was acquired and a change of ownership occurred, we restated all our assets and liabilities as of November 22, 2000 on a “push down” accounting basis.

     The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on our results of operations for the three and nine months ended March 28, 2003 and March 29, 2002:

•	Revenues. We revalued deferred revenues at November 22, 2000. Deferred revenues were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were zero and $128,000 lower for the three and nine months ended March 29, 2002, respectively, than they would have been had the push down adjustments not occurred. There was no impact during the three and nine months ended March 28, 2003.

•	Depreciation. Our long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, we recorded depreciation expense that was $160,000 and $312,000 lower for the three months ended March 28, 2003 and March 29, 2002, respectively, than we would have recorded had the push down adjustments not been made. We recorded depreciation expense that was $678,000 and $1.2 million lower for the nine months ended March 28, 2003 and March 29, 2002, respectively, than we would have recorded had the push down adjustments not been made.

•	Amortization. We recorded additional amortization expense of $1.4 million and $4.3 million for the three and nine months ended March 29, 2002, respectively, resulting from recording the incremental fair value of intangible assets pushed down to our consolidated financial statements on November 22, 2000.

•	Elimination of Intangible Assets, Net of Deferred Tax Liability. As at June 28, 2002, we reduced intangible assets, net of a deferred tax liability, by $9.1 million to zero by a charge against additional paid-in capital on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003 we did not provide for amortization related to intangible assets.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Revenues:
Licensing	63%	65%	65%	65%
Maintenance, support and services	37%	35%	35%	35%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Licensing	2%	2%	2%	3%
Maintenance, support and services	19%	21%	20%	21%
Amortization of developed technologies	0%	2%	0%	2%

Total cost of revenues	21%	25%	22%	26%

Gross margin	79%	75%	78%	74%
Operating expenses:
Sales and marketing	40%	43%	38%	44%
Research and development	14%	13%	14%	14%
General and administrative	9%	9%	10%	9%
Amortization of intangible assets	0%	1%	0%	1%

Total operating expenses	63%	67%	63%	68%

Income from operations	16%	8%	15%	6%
Interest and other income (expense), net	(1)%	0%	0%	1%

Income before income taxes	15%	8%	15%	7%
Provision for income taxes	(4)%	(1%)	(4%)	(1%)

Net income	11%	7%	11%	6%

Revenues

     The following table sets forth information regarding the composition of our revenues and fiscal period-to-period changes:

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

	(dollars in thousands)

Licensing revenues	$46,309	$36,737	$135,062	$100,508
Percentage of total revenues	63	65	65	65
Maintenance, support and services revenues	$26,737	$19,438	$74,204	$55,288
Percentage of total revenues	37	35	35	35
Total revenues	$73,046	$56,175	$209,266	$155,796

     The majority of our revenues were derived from licensing fees for our products and we anticipate that licensing fees will continue to represent the majority of our revenues for the foreseeable future. Our revenues have increased as the result of the continued delivery of new products, better sales training, the increased size and productivity of our sales force, increased numbers of distributors and OEMs and our targeted marketing campaigns. Additionally, we have continued to capture new customers with our Crystal 8 and 9 suite product offerings, which included the release of Crystal Enterprise 8.5 in May 2002, Crystal Analysis 8.5 in June 2002, Crystal Reports 9.0 in July 2002 and Crystal Enterprise 9.0 in January 2003.

     During the three and nine months ended March 29, 2002, revenues from a distributor, Ingram Micro, Inc. (“Ingram”), totaled approximately 10% of total revenues. Revenues from Ingram represented less than 10% of total revenues in the three and nine months ended March 28, 2003. No other customer or distributor accounted for 10% or more of our total revenues during these periods.

     Concentration of Customers. The following table sets forth information regarding revenues by the geographic location of our customers:

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

	(dollars in thousands)

Americas	$53,643	$40,773	$153,806	$115,308
Percentage of total revenues	73	73	74	74
Europe (1)	$13,897	$11,529	$40,560	$29,624
Percentage of total revenues	19	20	19	19
Asia Pacific	$5,506	$3,873	$14,900	$10,864
Percentage of total revenues	8	7	7	7

     (1)  Includes South Africa and the Middle East.

     Our revenues increased across all geographic regions for the three and nine months ended March 28, 2003 from the comparative periods. Revenues from the Americas, Europe and Asia Pacific regions increased by 32%, 21% and 42%, respectively, for the three months ended March 28, 2003 as compared to the three months ended March 29, 2002. Revenues from the Americas, Europe and Asia Pacific regions increased by 33%, 37%, 37%, respectively, for the nine months ended March 28, 2003 as compared to the nine months ended March 29, 2002.

     Licensing revenues. The increases in licensing revenues occurred across all sales channels and most regions, and were primarily the result of increased size and productivity of our sales force and the addition of new customers purchasing through our direct sales channel. The increased productivity of our sales force was due to several initiatives undertaken over the period, including improved hiring practices, more extensive training programs and the implementation of improved customer tracking and order management software.

     Maintenance, support and services revenues. The increases in maintenance, support and services revenues were primarily attributable to increased maintenance fees associated with sales of new licenses of our products and increased technical support revenues. Since many of our customers renew maintenance each year, increased maintenance revenues are generated from the cumulative growth in our customer base.

Cost of Revenues

     The following table sets forth information regarding the composition of our cost of revenues and fiscal period-to-period changes:

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

	(dollars in thousands)

Cost of licensing revenues	$1,378	$1,344	$4,627	$4,012
Percentage of licensing revenues	3	4	3	4
Cost of maintenance, support and services revenues	$14,152	$11,855	$41,170	$32,963
Percentage of maintenance, support and services revenues	53	61	55	60
Amortization of developed technologies	$—	$1,270	$—	$3,809
Percentage of total revenues	—	2	—	2
Total cost of revenues	$15,530	$14,469	$45,797	$40,784
Percentage of total revenues	21	25	22	26

     The absolute dollar increases in cost of licensing revenues were primarily due to increased license volume, new product releases and maintenance upgrade shipments. Cost of licensing revenues will vary depending on the volume, distribution method and mix of software licenses shipped. The absolute dollar increases in cost of maintenance, support and services revenues occurred as we continued to expand our customer support and professional services organizations to meet the demands of our growing customer base. Amortization for the three and nine months ended March 29, 2002 related to the fair value of developed technologies of $15.2 million pushed down to our consolidated financial statements on November 22, 2000 as a result of the New SAC Transaction. There was no amortization of developed technologies in fiscal 2003 due to the push down entries from New SAC in June 2002 which eliminated the remaining intangible assets.

Gross Margin

     Our gross profit as a percentage of total revenues, or gross margin, increased to 79% for the three months ended March 28, 2003 from 75% for the three months ended March 29, 2002. Our gross margin increased to 78% for the nine months ended March 28, 2003 from 74% for the nine months ended March 29, 2002. The increase in both periods was primarily attributable to the elimination of amortization of developed technologies in the three and nine months ended March 28, 2003. Our gross margin from licensing revenues increased by 1% from 96% for the three and nine months ended March 29, 2002 to 97% for the three and nine months ended March 28, 2003.

     Our gross margin from maintenance, support and services revenues increased to 47% for the three months ended March 28, 2003 from 39% for the three months ended March 29, 2002. Our gross margin from maintenance, support and services revenues increased to 45% for the nine months ended March 28, 2003 from 40% for the nine months ended March 29, 2002. The increase was primarily the result of improved gross margins in maintenance and technical support, which was partially offset by decreased gross margins in our professional services organization. Our maintenance, support and services gross margins are impacted by the rate of utilization of our personnel and personnel costs related to the use of our employees versus outside contractors, who are generally more expensive than our employees.

Operating Expenses

     The following table sets forth information regarding the composition of our operating expenses and fiscal period-to-period changes:

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

	(dollars in thousands)

Sales and marketing	$29,007	$23,996	$80,408	$68,470
Percentage of total revenues	40	43	38	44
Research and development	$10,360	$7,527	$29,858	$21,689
Percentage of total revenues	14	13	14	14
General and administrative	$6,564	$5,270	$20,733	$13,542
Percentage of total revenues	9	9	10	9
Amortization of intangible assets	$—	$589	$—	$1,768
Percentage of total revenues	—	1	—	1
Total operating expenses	$45,931	$37,382	$130,999	$105,469
Percentage of total revenues	63	67	63	68

     Sales and Marketing. The increases in sales expense in absolute dollars for the three and nine months ended March 28, 2003 were primarily associated with increased headcount in our sales force, higher commissions and bonuses associated with higher licensing revenues and increased recruiting costs. In addition, ancillary costs such as travel and entertainment increased. Marketing costs increased in absolute dollars primarily as a result of increased marketing campaigns and promotional material associated with major releases. The decrease in our sales and marketing expense as a percentage of total revenues in the three and nine months periods ended March 28, 2003 resulted primarily from increased productivity in our corporate sales force in addition to a higher percentage of sales by distributors, resellers and OEMs.

     Research and Development. The increases in research and development expenses in absolute dollars were as a result of increased headcount and costs related to the development of existing and future products, as well as increased facilities and overheads. We expect research and development expenses to increase in absolute dollars in future periods as we invest in new products and improvements to our existing products.

     General and Administrative. The increases in general and administrative expenses in absolute dollars and as a percentage of total revenues were primarily due to increases in salary and benefits expense relating to increased staffing to support our growth and our enterprise resource planning system (“ERP”) implementation. Expenses also increased for the nine months ended March 28, 2003 as a result of increased professional service fees, a non-recurring termination fee of $625,000 paid to Seagate Technology LLC on behalf of New SAC related to a previous consulting and advisory contract and recruiting fees and related relocation fees associated with the hiring of several strategic positions, including our president and chief executive officer.

     Amortization of Intangible Assets. There was no amortization during the three or nine months ended March 28, 2003 as the net carrying value of the intangible assets, including assembled workforce, was eliminated on June 28, 2002. Amortization of intangible assets for the three and nine months ended March 29, 2002 related to the fair value of assembled workforce of $7.1 million pushed down to our consolidated financial statements on November 22, 2000 as a result of the New SAC Transaction.

     Interest and other income (expense), net.

     Interest and other income (expense), net comprised the following:

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

	(dollars in thousands)

Net interest income	$285	$316	$900	$1,437
Other income (expense)	(803)	43	(714)	(233)

Total interest and other income (expense), net	$(518)	$359	$186	$1,204

     Net interest income for the nine months ended March 29, 2002 included $301,000 of interest received on the net receivable balance from Seagate Technology LLC and $450,000 of non-recurring interest received on tax refunds. Effective October 2001, we earned the majority of our net interest income from our cash and cash equivalents, at interest rates that were generally lower than those earned from Seagate Technology LLC, who managed our cash prior to that time. The weighted average interest rate we earned fell to 1.7% for the nine months ended March 28, 2003 from 2.8% for the nine months ended March 29, 2002. Net interest income fluctuates depending on movements in the general level of interest rates, our average cash and available-for-sale securities balances, and, previously, our net position under the revolving loan and tax allocation agreements we had with Seagate Technology LLC and the interest rates applied thereon.

     Other income (expense) was largely comprised of net foreign exchange gains and losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions into U.S. dollars and varies depending upon movements in currency exchange rates. During the three and nine months ended March 28, 2003, we realized a net foreign currency loss of $801,000 and $770,000, respectively, primarily as the result of the translation of Canadian dollar liabilities at quarter end, which was the result of the strengthening of the Canadian dollar relative to the U.S. dollar. To date we have not engaged in hedging the risks of this foreign currency exposure, but we intend to begin engaging in hedging activities in the future. During the three and nine months ended March 29, 2002, respectively, we realized a foreign exchange gain of $36,000 and a foreign exchange loss of $248,000.

     Income Taxes.

	For the three months ended		For the nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

	(dollars in thousands)

Provision for income taxes	$2,942	$660	$9,110	$1,663
Effective tax rate	27%	14%	28%	15%

     The change in effective tax rate was due primarily to the effect of continuing growth in profitability, an increase in available foreign research and development tax credits and utilization of U.S. net operating losses in fiscal 2002, for which a valuation allowance was provided.

LIQUIDITY AND CAPITAL RESOURCES

	March 28, 2003	June 28, 2002	Percent Change

	(dollars in thousands)

Working capital	$40,044	$26,426	52
Cash and available-for-sale securities	94,892	71,451	33

	For the nine months ended

	March 28, 2003	March 29, 2002	Percent Change

Net cash provided by operating activities	$40,659	$29,237	39
Net cash used in investing activities	(25,023)	(6,015)	316
Net cash provided by (used in) financing activities	(1,361)	5,102	(127)

     The majority of our cash and available-for-sale securities are held in U.S. dollar denominated bank deposits or highly liquid investments in accordance with our investment policy. The remaining portion of our cash balances is denominated in the local currencies of our foreign operations, including Canadian dollars, British pounds, Japanese yen, Euros and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our available-for-sale securities are maintained in highly rated instruments.

     Operating Activities. Our principal source of liquidity is our cash and available-for-sale securities, as well as the cash we generate from operations. The increase in cash provided by operating activities was primarily due to the higher net income as a result of increased revenues over the comparative period, which resulted in additional collected accounts receivable. We had strong collection rates in the nine months ended March 28, 2003 and reduced our days sales outstanding from the comparative period.

     Investing Activities. Investing activities for the nine months ended March 28, 2003 included property and equipment purchases, a majority of which were the result of costs associated with the implementation of new systems, including our ERP system, leasehold improvements and furniture related to the expansion of existing leased space, and other computer purchases. Our investing activities for the nine months ended March 28, 2003 also included the use of funds for the purchase of short-term and long-term investments. Our investing activities for the nine months ended March 29, 2002 were primarily for the purchase of computer equipment and costs associated with the implementation of our ERP system.

     A portion of the property and equipment spending during the nine months ended March 28, 2003 related to the implementation of our ERP system. We estimated that the majority of implementation costs would be incurred by the end of fiscal 2003; however, we now anticipate that the implementation may not be completed until the end of calendar 2003. As we continue to implement our ERP system there may be additional costs not originally anticipated which may result in additional capital expenditures. In addition, the implementation of our ERP system may result in additional operating costs that may impact our net cash provided by operating activities.

     Financing Activities. Financing activities for the nine months ended March 28, 2003 were attributable to cash received from the issuance of common stock on the exercise of stock options of $648,000 offset by a deposit of $2.0 million, which we have classified as restricted cash, to secure our overdraft credit facility. Financing activities for the nine months ended March 29, 2002 were attributable to cash received from the issuance of common stock on the exercise of stock options of $1.7 million and to the receipt of the remainder of the receivable balance due from Seagate Technology LLC of $4.3 million, which was offset by net operating borrowings from Seagate Technology LLC of $871,000. We cannot predict when our employees will exercise their stock options and as such this source of cash is expected to vary.

Financing Agreements

     In October 2002, we executed an agreement with Comerica Bank-California (“Comerica”) for a $15.0 million revolving line of credit. The revolving line provides for interest to be calculated at Comerica’s U.S. prime rate or Comerica’s LIBOR plus 2.5% per annum. Borrowings under the revolving line are limited to 80% of eligible accounts receivable, with an additional $2.0 million available in any month in which we maintain $15.0 million of our investment accounts with Comerica or its affiliates. The revolving line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. The revolving line is collateralized by substantially all of our personal property, excluding our intellectual property. The agreement also required our U.S. and Canadian subsidiaries to pledge their assets in support of our obligations under the agreement. We were also required to pledge shares of most of our subsidiaries to Comerica.

     The terms of the revolving line require us to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The agreement restricts certain of our activities. For example, we are restricted from selling, leasing or otherwise disposing of any part of our business or property under most circumstances. In addition, the agreement prohibits us from entering into arrangements which will result in a change of control or in which we would incur certain forms of indebtedness without Comerica’s consent. We are also restricted from making certain types of distributions and investments. We are required to maintain at least an aggregate of $10.0 million in investment accounts with Comerica and some of its affiliates. No amounts were outstanding under the revolving line at March 28, 2003 or at the date of the filing of this report. In addition, at March 28, 2003, we maintained $35.1 million of our cash equivalents balance with Comerica.

     We entered into an overdraft credit facility with The Bank of Nova Scotia (the “Bank”) during fiscal 2002. The Bank will provide up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line supporting notional contracts of up to $6.0 million. Any overdraft balances are subject to interest computed at the Bank’s prime lending rate payable monthly. At March 28, 2003, there were no balances outstanding under this agreement. On September 26, 2002, we placed $2.0 million on deposit with the Bank as a general hypothecation to the overdraft credit facility. The funds held and the interest earned thereon are classified as restricted cash on our consolidated balance sheet.

     Since fiscal 2001, our principal source of liquidity has been our operating cash flow. There is a risk that the weakened economy and lower information technology spending may cause a decrease in demand for our products, which could reduce the availability of operating cash flows. However, we believe that cash from operations together with existing cash and available-for-sale securities, the overdraft agreement with The Bank of Nova Scotia and available borrowings from Comerica will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and lease commitments for at least the next 12 months.

Factors That May Affect Future Operating Results

Risks Relating to Our Business

     We cannot assure you that we will sustain or increase our profitability. If we fail to do so, the value of our business would decrease.

     While we achieved profitability in the fiscal year ended June 28, 2002, or fiscal 2002, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis. We incurred net losses of $221.2 million for the year ended June 30, 2000, or fiscal 2000, and net losses of $11.5 million for the year ended June 29, 2001, or fiscal 2001. We had net income of $13.0 million for fiscal 2002, and net income of $23.5 million for the nine months ended March 28, 2003. We expect our expenses to increase as our business grows and we anticipate that we will continue to make investments in our business. Therefore, our operating results will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are not sufficient for us to sustain profitability. If we do not remain profitable, the value of our business would decrease.

     Our sales forecasts are only estimates and if we overestimate revenues, our operating results may be harmed if we cannot plan or budget accurately.

     Our revenues, particularly our license revenues, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter. While analysis of anticipated sales trends provides us with some guidance in business planning and budgeting, our estimates may not correlate to revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues. We also may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenues are not realized because our costs are relatively fixed in the short term. As a result, our operating results could be worse than anticipated.

     We experience quarterly fluctuations in our operating results due to a number of factors, including changes in demand for our products and changes in the mix of our revenues, and the unpredictability of our quarterly results may cause our business to be harmed.

     Our operating results have been and, in the future, may continue to be subject to significant quarterly fluctuations as a result of a number of other factors including:

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	the size and timing of orders from and delivery of products to major customers;

•	the impact of changes in foreign exchange rates on our expenses, the cost of our products and the effective price of our products to foreign consumers;

•	market acceptance of and demand for business intelligence and information management software, generally, and our products in particular;

•	the mix of products and services and the amount of customization required for our customer orders, which may affect the timing of our recognition of revenues;

•	delay of customer purchasing decisions due to anticipated product upgrades or new products;

•	smaller than anticipated increases in revenues from the introduction of new products;

•	changes in the prices of our products and our competitors’ products;

•	entry of competitors into our market, including Microsoft by virtue of its recent announcement that it intends to release a reporting product for its SQL server platform that we expect may compete with our products;

•	timing and amount of our capital expenditures;

•	disruption and delay of business processes generally due to man-made or natural disasters, including health concerns such as Severe Acute Respiratory Syndrome or SARS;

•	seasonal factors affecting the software industry in general, such as potentially slower sales in our first and third fiscal quarters; and

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threats of terrorism or military actions taken, or likely to be taken, by the United States or its allies in reaction to these threats or for other reasons.

     We rely on our distributors and original equipment manufacturers to market and distribute our products and, if we fail to maintain and expand these sales channels, our ability to increase our revenues could be harmed.

     Sales to a small number of distributors generate a significant amount of our revenues. For example, our sales to Ingram Micro, Inc., accounted for 20% of our total revenues in fiscal 2000, 16% of our total revenues in fiscal 2001, 10% of our total revenues in fiscal 2002 and less than 10% of our total revenues in the nine months ended March 28, 2003. If Ingram Micro and other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer unless we find another means of distributing our products in North America and substantially increase sales to other distributors or through other sales channels. Sales through our indirect channels, which include our distributors and OEMs, accounted for 40% of our total revenues in fiscal 2000, 37% of our total revenues in fiscal 2001, 33% of our total revenues in fiscal 2002 and 33% of our total revenues in the nine months ended March 28, 2003.

     Our distributors and other resellers decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because distributors and other resellers carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. Thus, our relationships with these distributors and other resellers depend upon the continued cooperation of each party with us. We rely on our distributors and other resellers to sell our products, report the results of these sales and to service certain of the end user customers. If the distributors and other resellers do not sell our products, report sales accurately or adequately service those end user customers, our revenues and the adoption rates of our products could be harmed. Divergence in strategy and competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell or support our products, which could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

     Substantially all of our revenues are derived from a small suite of products and if sales for those products decline without a commensurate increase in sales of other existing or new products, our revenues will be reduced significantly.

     We derive our revenues from a small, tightly integrated suite of products and services, and these products and services are expected to continue to account for a substantial portion of our revenues for the foreseeable future. Hence, we are reliant on a small, non-diversified product line for our revenues and growth. Accordingly, our future operating results will depend on maintaining and increasing acceptance of these products and services by our end customers and maintaining or increasing the average selling prices of these products.

     If our products are not compatible with various operating systems, we may not be able to sell products to potential customers.

     Our products are used in combination with various operating systems. Our future success depends on our ability to continue to support widely-used operating systems. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of Microsoft’s operating system products. We have increased our product development efforts for the Unix platform. We also expect to develop future versions of our products for HP-UX, Linux and other non-Microsoft-based operating systems. If we are unable to develop and market product enhancements or new products on a timely and cost-effective basis that respond to changes in these currently widely-used operating systems, our sales will decrease and our results of operations will be harmed.

     If the current economic slowdown continues and our customers reduce, delay or cancel purchases of our products and services, our results of operations may be harmed.

     We cannot predict what impact the current economic slowdown in the United States and other countries will have on the business intelligence software market or our business in particular, but it may result in fewer purchases of licenses of our software, extended sales cycles, downward pricing pressures or lengthening of payment terms. Our customers may also discontinue their annual renewals of our maintenance and technical support services due to shrinking budgets. If our customers reduce, delay or cancel purchases of our products and services, our operating results may be harmed.

     We face significant exposure to foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our operating results might be harmed.

     Because we have substantial research and development and sales facilities in Canada and England, we pay a substantial portion of our expenses in the Canadian dollar and the British pound but receive a substantial majority of our revenues in U.S. dollars. We do not currently hedge against the impact of foreign exchange rates on our operating results and, although we intend to begin hedging in the future, we cannot be certain that our efforts to minimize this risk will be effective. Even a relatively minor change in foreign exchange rates could have a material impact on our expenses and operating results. For example, we had foreign exchange losses of $801,000 and $770,000 in the three and nine months ended March 28, 2003, respectively. For the three and nine months ended March 28, 2003, a 1% increase in the Canadian dollar would have increased our revenues by less than 0.1% and would have increased our expenses by approximately 0.4% in each period.

     Our ability to manage our growth and successfully operate our business as it grows may be harmed if we are unable to improve our internal systems, processes and controls continuously.

     In order to sustain our historical growth and operate our business as it grows, we need to improve and implement our internal systems, processes and controls continuously. For example, we rely on sales prospects management systems, technical support systems, scheduling systems and order entry systems. If we have difficulty providing and managing our internal systems, processes and controls, these difficulties could disrupt existing customer relationships causing us to lose customers, limit us to smaller deployments of our products or increase our technical and support costs.

     We have a long sales cycle for large-scale deployments of our products, which could make it difficult for us to plan our expenses and forecast our revenues.

     To date, potential customers who are contemplating substantial deployments of our products have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. Although we are not currently dependent on large-scale deployments for a substantial portion of our revenues, we expect large-scale deployments to increase in the future. As a result, we may wait six to 12 months after the first contact with a potential customer for that potential customer to place an order with us while the potential customer completes a product evaluation and seeks internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size, timing or completion of the order. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a further downturn, military conflicts may occur or worsen or new competing technologies may enter the marketplace. We may lose sales or experience reduced sales as the result of our long sales cycle, which would reduce our revenues. In addition, once a customer purchases our products, if the customer elects to have us substantially customize our products, we may recognize revenues over a lengthy period of time.

     We have strategic relationships with SAP AG and Microsoft Corporation which, if terminated, would harm our revenues and financial condition.

     We have strategic relationships with SAP and Microsoft that enable us to bundle our products with those of SAP and Microsoft, and we are developing certain utilities and products to be a part of SAP’s and Microsoft’s products. We have limited control, if any, as to whether these companies devote adequate resources to promoting and selling our products. Accordingly, we may not be able to maintain these strategic relationships or attract sufficient additional strategic partners who are able to market our products effectively. If either SAP or Microsoft reduces the nature and extent of its respective relationship with us and instead develops a relationship with one of our competitors, our business may be harmed.

     We will not be able to maintain our sales growth if we do not attract, retain and motivate qualified sales and marketing personnel.

     We depend on our direct sales force for a majority of our sales and have made significant expenditures in recent years to expand our sales force and marketing staff. Our future success will depend in part upon the expansion and productivity of our sales force and marketing staff. We continue to experience ongoing attrition in our direct sales force and hire replacements. As a result, our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success. We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining these personnel in accordance with our plans. In recent years, we have experienced significant difficulties retaining our direct sales personnel, which has limited our ability to generate revenues and has increased our costs. We cannot assure you that sales force turnover will decline or even remain at its current rate. Even if we hire and train a sufficient number of sales and marketing personnel, we cannot be sure that we will generate enough additional revenues to exceed the cost of the new personnel.

     We may have difficulties providing and managing the increased technical stability, performance and support requirements for complex deployments which could cause a decline in our revenues and an increase in our expenses.

     We are increasingly focusing our selling efforts on larger, enterprise-wide deployments of our products. These deployments require greater technical stability, performance and support than we have typically had to provide in the past. We may have difficulty managing the timeliness of our deployments and our internal allocation of personnel and resources. Any difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers, which could cause a decline in our revenues or rate of growth and could cause us to increase our research and development and technical support costs, either of which could impact our profitability.

     Undetected product errors or defects could result in the loss of revenues, delayed market acceptance of our products or claims against us.

     Software products as complex as those we offer frequently contain undetected errors, defects, failures or viruses especially when first introduced or when new versions or enhancements are released or are configured to individual customer systems. Despite product testing, our products, or products of third parties that we incorporate into ours, may contain undetected errors, defects or viruses that could:

•	cause a negative customer reaction that could reduce future sales;

•	generate negative publicity regarding us and our products;

•	require us to incur additional technical support costs;

•	expose us to claims for damages;

•	require us to make extensive changes to the product which could increase our research and development expenses;

•	require us to divert additional development resources; or

•	result in customers’ delaying their purchase until the errors or defects have been remedied.

     Any of these occurrences could have a material adverse effect upon our business, operating results or financial condition.

Risks Related to Our Industry and Competition

     If the market in which we sell our business intelligence software does not grow as we anticipate, our revenues may not grow.

     If the market for our business intelligence software does not grow as quickly or become as large as we anticipate, our revenues may not grow. Our market is still emerging and our success depends upon its growth. Our potential customers may:

•	not fully value the benefits of using business intelligence products;

•	not achieve favorable results using business intelligence products;

•	experience technical difficulty in implementing business intelligence products; or

•	use alternative methods to solve the problems addressed by business intelligence software.

     If companies with whom we have strategic relationships begin selling new business intelligence products, our operating results may suffer.

     We compete principally with vendors of integrated query, reporting, analysis and information delivery software, such as Actuate Corporation, Brio Software, Inc., Business Objects SA, Cognos Incorporated, Hummingbird Ltd., Information Builders, Inc. and Microstrategy Incorporated. Additionally, we face competition from many companies with whom we do business, including Baan, Hyperion, IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel, all of whom offer business intelligence products that compete with ours. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a competitive advantage over us. Some of these companies that currently bundle our products with theirs could elect not to do so in the future, which could have a material adverse effect on our business, results of operations and financial condition. These other companies could also invest additional resources in existing products or develop and market additional business intelligence products that compete directly with ours.

     Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. For example, in February 2003, Microsoft announced that it intends to extend its SQL Server business intelligence platform to include reporting capabilities, which may compete with both our Crystal Reports and Crystal Enterprise products. Microsoft has announced that it anticipates releasing a beta test version of this software in the first half of calendar 2003. Microsoft has substantially greater financial, marketing and other resources, name recognition and market presence than we do and its internal software designers have greater access to technical information regarding Microsoft’s other products that will be bundled with the business intelligence software. If Microsoft elects to substitute its reporting product for ours in its bundled software, our operating results may suffer. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies. Increased competition can be expected to cause price reductions and reduce gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

     Mergers of our competitors or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.

     If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

     Because some of our competitors have significantly greater financial, technical, sales and marketing resources than we have and have pre-existing relationships with many of our potential customers, we might not be able to achieve sufficient market penetration to sustain profitability or gain additional market share.

     Some of our competitors have significantly greater financial, technical, sales and marketing resources and greater name recognition than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced revenues and reduced gross margins.

     Technological advances and evolving industry standards could adversely impact our future product sales.

     The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our applications. We cannot assure you that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot assure you that our new products and product enhancements will achieve market acceptance.

     Due to the length of our product development cycle, we may fail to react rapidly to market forces, and therefore would be unable to meet market demands.

     Business intelligence software is inherently complex, and it can take a long time to develop and test major new products and product enhancements. Our future success will depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis. If we are unable to identify a shift in the market demand quickly enough, we may not be able to develop products to meet those new demands in a timely manner or at all. Our failure to respond to changing market conditions could have a negative effect on our business, operating results and financial condition.

Risks Related to Our Intellectual Property

     If we fail to protect our intellectual property rights, our customers or competitors might be able to use our technologies to develop their own products, which could weaken our competitive position or reduce our revenues.

     Our success is heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:

•	patents;

•	copyrights;

•	trademarks;

•	state and common law trade secret laws;

•	confidentiality procedures;

•	employee and third party nondisclosure agreements; and

•	licensing restrictions.

     These efforts provide only limited protection. We also rely in part on shrink-wrap licenses that are not signed by end users and, therefore, may be unenforceable under the laws of certain jurisdictions.

     Even though we take these steps, we have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights. Someone may be able to copy or otherwise obtain and use our products and technology without authorization. Policing unauthorized use of our products is difficult. Although we cannot determine the extent of existing piracy of our products, we expect that software piracy will be a persistent problem. Third parties may also develop similar technology independently. Our patents may be challenged, invalidated or circumvented, and the rights granted under these patents might not provide us competitive advantages.

     In addition, the laws of many countries do not protect our proprietary rights to as great an extent as the United States. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary information due to piracy and misappropriation. For example, we recently began to conduct business in the Peoples’ Republic of China and intend to outsource some of our operations to India, where we believe there is an increased risk that we may not be able to enforce our contractual and intellectual property rights. If we fail to protect our intellectual property rights, our business may be harmed.

     Our operating results would suffer if we were subject to a protracted infringement claim or one with a significant damage award.

     In the future, third parties may claim that our current or future products infringe their rights. Our competitors or other third parties may successfully challenge the validity or scope of our patents, copyrights and trademarks. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve;

•	absorb significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	cause us to cease selling our products;

•	require us to indemnify our customers, OEMs or resellers; or

•	require us to expend additional development resources to redesign our products.

     We may also be required to indemnify customers, OEMs and resellers for third-party products that are incorporated in our products and that infringe the intellectual property rights of others. Although many of these third parties are obligated to indemnify us if their products infringe the rights of others, the indemnification may not be adequate.

     In addition, from time to time there have been claims challenging the ownership of open source software against companies that incorporate the open source software into their products. We use a limited amount of open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe is open source software. Any of this litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to change our products.

     The inability to obtain third-party licenses required to develop our products could require us to obtain substitute technology of inferior quality or performance standards or at a greater cost, which could harm our business, financial condition and results of operations.

     We occasionally license certain technologies from third parties to be used in our products, generally on a nonexclusive basis. For example, we have obtained rights from third parties that allow us to market software tool kits that are designed specifically to assist our products to be compatible with products made by third parties. If these agreements are terminated or are not renewed, then we may lose the right to distribute the kits, market or otherwise use them. In addition, the termination of third party licenses or the failure of third party licensors adequately to maintain or update their products could delay our ability to ship some of our products while we seek to implement alternative technology. Alternative technology may be of inferior quality or performance standards or may not be available on commercially reasonable terms or at all. If we are unable to obtain necessary or desirable third party technology licenses, our business, operating results and financial condition could be harmed.

     We may be obligated to indemnify our customers if they are subject to third party claims and any indemnification obligation could hurt our operating results and harm our reputation.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future United States federal or state laws, foreign laws or unfavorable judicial decisions may make these provisions ineffective. Because our products are used in system management, resource optimization and business intelligence applications, our liability could be substantial if we receive an unfavorable judgment. In addition, our insurance against product liability may not be adequate to cover a potential claim.

Other Risks Related to Our Business

     We derive a material portion of our revenues from customers outside of the United States, and our failure to address the difficulties associated with marketing, selling and supporting our products outside the United States could cause our sales to decline.

     We have significant international operations including development facilities, sales personnel and customer support operations. Our primary product development facilities are located in Vancouver, Canada and Ipswich, England. We derived 30% of our total revenues in the nine months ended March 28, 2003, 32% in fiscal 2002, 32% in fiscal 2001 and 34% in fiscal 2000 from sales outside of the United States. As part of our business strategy, we plan to continue to expand into additional international markets. Our international operations are subject to certain inherent risks including:

•	increases in tariffs, duties, price controls, restrictions on foreign currencies or trade barriers imposed by foreign countries such as import and export restrictions;

•	technical difficulties associated with product localization;

•	lack of experience in certain geographical markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	potentially adverse tax consequences;

•	management, staffing and costs of operating an enterprise spread over various countries;

•	significant presence of our competitors in international markets;

•	potential loss of proprietary information due to piracy, misappropriation, or weaker laws regarding protection of intellectual property; and

•	the burden of complying with a wide variety of foreign laws.

     Additionally, in any country outside the United States in which the business sales culture encourages face-to-face interactions, fears concerning SARS, or other concerns that make travel problematic may adversely affect our ability to sell our products and services. These factors could have an adverse effect on our business, operating results and financial condition. In addition, we intend to continue to invest resources to expand our sales and support operations into strategic international locations. If the revenues generated by these operations are not adequate to offset the expense of establishing these foreign operations, our business, operating results and financial condition could be materially harmed.

     Currency instability in foreign financial markets may make our products more expensive than products sold by other vendors that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products.

     The loss of key personnel, failure to integrate replacement personnel successfully or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

     Our future performance depends to a significant degree upon the continued service of our key members of management as well as our marketing, sales and product development personnel. We do not maintain key man insurance on any of our officers or key employees. None of our officers or key employees are required to continue to provide services to us for any specific term. Replacement of any officer or key employee is subject to the inherent risk of integration. For example, in October 2002, we announced the appointment of

Jonathan Judge as our president and chief executive officer. There is no guarantee that the integration of Mr. Judge will be successful. The loss of one or more of our key personnel and the uncertainty created by turnover of our key personnel could have a material adverse effect on our business, operating results and financial condition.

     Our continued profitability will depend on our ability to control our expenses. One means by which we have sought to control our expenses has been to locate our facilities in lower cost communities with large populations of highly skilled workers, such as Vancouver, Canada. We cannot be certain that we will be able to continue to recruit employees with the desired skills from these communities and retain them at a lower cost than we would incur elsewhere.

     We are in the process of adopting an enterprise resource planning system, which may result in a short-term increase on our operating expenses and capital expenditures, particularly if the implementation takes longer than we expect.

     In May 2002, we began to implement a global ERP system. The implementation of an enterprise resource planning system is a complex and labor-intensive process that requires the investment of a substantial amount of time, money and other resources. We have experienced significant difficulties in the implementation, and the implementation process to date has involved greater than anticipated expenditures of technical, financial and management resources. While we initially anticipated that the implementation would be completed by the end of fiscal 2003, we now believe that implementation may not be completed until the end of calendar 2003. Continued difficulties may delay implementation even longer. We also anticipate that we will need to continue to expend significantly greater time, money and resources than we originally expected. These expenditures may not be effective and we may continue to experience further difficulties in the implementation which could:

•	result in significant and unexpected increases in our operating expenses;

•	complicate and prolong our internal data gathering and analysis processes;

•	require us to restructure or develop our internal processes to adapt to the new system;

•	result in overtime work of our employees and the temporary use of outside resources to resolve any software configuration issues and/or to process transactions manually until issues are resolved;

•	result in the loss of management focus as attention paid to implementation is diverted from other issues; and

•	cause disruption of our operations if the transition to the new ERP system creates new or unexpected difficulties or if this system does not perform as expected.

     If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and/or have an adverse effect on our operating results.

     As part of our business strategy, we intend to expand primarily through internal growth, but from time to time we may consider strategic acquisitions. Any future acquisition could involve numerous risks including:

•	difficulty integrating the operations and products of the acquired business;

•	potential disruption of our ongoing business and distraction of management;

•	unanticipated expenses related to technology integration;

•	limited market experience in new software segments;

•	exposure to unknown liabilities, including litigation against the companies we may acquire;

•	additional costs due to differences in culture, geographic locations and duplication of key talent; and/or

•	potential loss of key employees or customers of the acquired company.

     If we make acquisitions in the future, acquisition related accounting charges may impact our balance sheet and operating results. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

Risks Related to our Relationship with New SAC and Seagate Technology

     If we are compelled to pay any indemnity claims with respect to our relationship with VERITAS, our business may be significantly harmed.

     In a series of transactions that took place in November 2000, New SAC purchased the operating business of Seagate Technology, including the business intelligence software business that we now operate. New SAC is a company that was formed for the purpose of consummating these transactions and is owned by an investor group consisting of affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC, investment partnerships of which the general partner, managing general partner or investment manager is affiliated with Goldman, Sachs & Co., Staenberg Venture Partners and Integral Capital Partners, as well as the officers of Seagate Technology. In a concurrent transaction, Seagate Technology and Seagate Software Holdings, our former parent, were sold to VERITAS Software Corporation.

     In connection with these transactions, New SAC and certain of its affiliates, including us, agreed to assume and indemnify VERITAS for substantially all liabilities arising in connection with our operating assets. Although we have agreed with Seagate Technology LLC and several of its subsidiaries on a methodology to allocate liability, our liability, like Seagate Technology LLC’s liability, is not capped. As a result, we continue to face possible liability for actions, events or circumstances arising or occurring both before and after the November 2000 transactions. Some areas of potential liability include:

•	tax liabilities;

•	obligations under federal, state and foreign pension and retirement benefit laws; and

•	existing and future litigation.

     As a result of our obligations to indemnify VERITAS, in the event that our indemnity obligations are triggered, we could experience a material adverse effect on our business and financial performance.

     Our directors may have conflicts of interest because of their ownership of capital stock of, and their employment with, New SAC and our affiliates.

     Many of our directors own interests in our majority stockholder, New SAC, and some of them hold shares and options to purchase the capital stock of our affiliate, Seagate Technology, a rigid disc drive company. Ownership of New SAC or Seagate Technology could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for us and for New SAC or our affiliates.

     Some of our directors also serve on the boards of directors of Seagate Removable Storage Solutions Holdings, a tape drive company, Seagate Technology and Seagate Software (Cayman) Holdings. Several of our directors also serve as officers and/or directors of those entities, as well as other affiliates of ours. We expect that some of our directors will continue to spend a portion of their time on the affairs of New SAC and our affiliates, for which they may receive director fees or compensation from those entities. In view of these overlapping relationships, conflicts of interest may exist or arise with respect to existing and future business dealings, including the relative commitment of time and energy by our directors to us and New SAC and its affiliates, potential acquisitions of businesses or properties and other business opportunities, the issuance of additional capital stock, the election of new or additional directors or the payment of dividends by us. We cannot assure you that any conflicts of interest will be resolved in our favor.

     Because New SAC controls our board of directors and owns more than 95% of our outstanding stock, your ability to influence corporate matters is greatly limited.

     New SAC owns over 95% of our outstanding common stock. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to determine the direction of our business, our operating budget, whether to pursue possible acquisitions, whether to pursue a sale of our company and other matters, including all matters submitted to our stockholders. New SAC and the shareholders of New SAC may continue to retain control of a majority of our common stock for the foreseeable future and may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you. In addition, New SAC and New SAC’s shareholders could elect to sell a controlling interest in us and you may receive less than the price you paid for your shares. Any decision regarding their ownership of us that New SAC and its shareholders may make at some future time will be in their absolute discretion.

Risks of Litigation

     We have been a party to litigation in the past, including an action commenced by Vedatech in the United Kingdom, and, in the event of an adverse judgment against us in any of these litigations, we may have to pay damages, which could adversely affect our financial position, liquidity and results of operations.

     In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, our wholly owned subsidiary. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, we came to a mediated settlement with Vedatech. The mediated settlement was not material to our operations and contained no continuing obligations. In September 2002, however, we received notice that Vedatech is seeking to set aside the settlement. In April 2003, we filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. Although we believe that Vedatech’s basis for seeking to set aside our mediated settlement is meritless, the outcome cannot be determined at this time. If our mediated settlement were to be set aside, a negative outcome could adversely affect our financial position, liquidity and results of operations.

     In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

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

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Among other selection criteria, our current investment policy states that investments must be maintained in U.S. dollar denominated investment grade securities, with the exception of up to 20% of cash equivalents that may be held in non-U.S. dollar denominated investments, with no maturities exceeding two years. In addition, our investment policy does not allow for investment in technology companies.

     We mitigate the effect of default risk by investing in only high credit quality securities and by using a portfolio manager to respond appropriately to a significant reduction in credit rating of any investment issuer, guarantor or depository. The portfolio includes only diversified marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     Our investments in debt securities include money market funds, investment grade commercial paper, corporate bonds, government agency securities and other debt securities. As of March 28, 2003, all of our cash, cash equivalents, short-term and long-term investments were classified as available-for-sale.

     While we are exposed to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. Declines in interest rates over time will reduce our interest income and we do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. For the three and nine months ended March 28, 2003, fluctuations in the U.S. interest rate did not have a material impact on our interest income.

Foreign Exchange Risk

     We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars, the currency in which we report our consolidated financial statements; however, we do conduct a portion of our business in currencies other than the U.S. dollar, including Canadian dollars, British pounds, Euros and Japanese yen.

     We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely or beneficially impact overall expected profitability. Assets and liabilities of the majority of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to stockholders' equity, within comprehensive income (loss). While the majority of our foreign operations fund their operations from local denominated revenues, the conversion of U.S. dollars to other currencies such as Canadian dollars and British pounds may result in foreign exchange gains and losses.

     We incur the majority of our research and development, customer support costs and administrative expenses in Canadian dollars and British pounds. We have evaluated our exposure to these risks and have determined that our only significant operating exposure to foreign currencies at this time is to the Canadian dollar. As such, we may experience foreign exchange gains or losses as the result of timing differences between expenses being incurred and paid. The strengthening of the Canadian dollar may negatively affect our operating expenses and net income, and we continue to have foreign currency risk from this source. For the three and nine months ended March 28, 2003, a 1% increase in the Canadian dollar would have increased our revenues by less than 0.1% and would have increased our expenses by approximately 0.4% in each period.

     We cannot predict the effect of exchange rate fluctuations upon our future operating results. To date, we have not engaged in hedging the risks associated with foreign exchange exposure, but we intend to do so in the future. We cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be adversely affected by exchange rate fluctuations.

Item 4. Controls and Procedures

     As of May 9, 2003, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 9, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to May 9, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I. Financial Information, Note 14 of the Condensed Notes to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description

10.14.1	Amendment No. 1 to the Software License Agreement dated September 20, 2000 between Seagate Technology LLC and Crystal Decisions, Inc.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crystal Decisions, Inc. (Registrant)

May 12, 2003 Date	By:	/s/ Jonathan Judge (Jonathan Judge)	President and Chief Executive Officer (Principal Executive Officer)

May 12, 2003 Date	By:	/s/ Eric Patel (Eric Patel)	Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Jonathan Judge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crystal Decisions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Eric Patel

Eric Patel Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.14.1	Amendment No. 1 to the Software License Agreement dated September 20, 2000 between Seagate Technology LLC and Crystal Decisions, Inc.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002