Form 10-K
period 2003-06-27
CRYSTAL DECISIONS INC
filed 2003-08-19
CIK 1126499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes          No ☑

       There is no public market for the registrant’s securities and, therefore, the registrant had no aggregate market value of securities held by non-affiliates as of December 27, 2002.

       On June 27, 2003, 76,091,581 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

CRYSTAL DECISIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 27, 2003

PART I

Item 1.     Business

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Crystal Decisions, Inc. (“Crystal Decisions”, “we”, “us” or “our company”). The words “may”, “will”, “should”, “expects”, “intends”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology generally identify forward-looking statements.

      Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Factors Affecting Our Future Operating Results” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this document. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Crystal Decisions

       We provide business intelligence software and services that enable the effective use and management of information within and among organizations. We develop, market and support products that allow organizations of all sizes to access data from disparate systems, create useful, interactive information from that data through analysis and reporting and reliably deliver that information to the users that need it. Our products are designed to meet the needs of a wide range of end users, from non-technical users to sophisticated analysts and application developers. In addition, our products can be used to deliver reports to customers and suppliers of the organizations that use our products. Our products can serve as an information infrastructure that empowers users to extract more value from data that has already been captured by existing information technology systems in order to improve decision-making, lower overall information technology costs and enhance competitiveness.

       Our products are used by organizations of all sizes across almost all segments of the economy. As of June 27, 2003, we had delivered more than 15 million product licenses and had registered users in more than 170 countries. As a result, we have a diverse customer base that includes software developers, approximately 350 independent software vendors and numerous well established companies, such as Aetna, ADP, Citigroup, Coca-Cola, JP Morgan Chase Bank, Kraft Foods and Northrop Grumman.

       In 1984, Crystal Computer Services incorporated and began providing software and services. Crystal Computer Services was acquired by Seagate Software Holdings, Inc. in 1994. Seagate Software Holdings was a subsidiary of Seagate Technology, Inc., or Old Seagate, throughout these transactions. In June 1999, Seagate Software Holdings sold the shares of certain of its subsidiaries and the assets of its network storage and management group business to VERITAS Software Corporation for approximately 128 million shares of VERITAS’ common stock. In November 1999, Seagate Software Holdings contributed to us the stock of its subsidiaries and a substantial majority of its assets, other than the shares of VERITAS common stock. We are the successor to Seagate Software Holdings’ business intelligence software business.

       In a series of transactions that took place in November 2000, New SAC purchased the operating business of Old Seagate, including the business intelligence software business that we now operate. New SAC was formed for the purpose of completing these transactions and its principal stockholders include affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC, investment partnerships of which the general partner, managing general partner or investment manager is affiliated with Goldman, Sachs & Co. and the former officers and employees of Old Seagate. Old Seagate’s disc drive business was continued by Seagate Technology, of which New SAC is the majority shareholder, and other direct and indirect subsidiaries of New SAC acquired Old Seagate’s removable tape storage, investment and other businesses. The November 2000 transaction is described more fully under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Change in Control of Crystal Decisions”.

       As part of the November 2000 transaction, Seagate Software (Cayman) Holdings Corporation acquired 75,001,000 shares, or 99.7% of our common stock outstanding on that date, under the terms of a stock purchase agreement with Old Seagate and Seagate Software Holdings. Seagate Software (Cayman) Holdings is a wholly owned subsidiary of New SAC.

       In the November 2000 transaction, New SAC purchased all of the operating assets of Old Seagate for cash and borrowings of $1.84 billion, including transaction costs of $25 million. Based on the purchase price accounting for the November 2000 transaction, $41.5 million was allocated to the shares of our common stock on November 22, 2000, for an implicit allocated per share purchase price of $0.55. The purchase price and the implicit allocated per share purchase price does not include a subsequent $9.1 million reduction in the allocated purchase price on June 28, 2002, resulting from the release of a tax valuation allowance pushed down to our financial statements from New SAC.

       On July 18, 2003, we entered into an agreement and plan of merger with Business Objects, S.A., several wholly owned subsidiaries of Business Objects and Seagate Software (Cayman) Holdings pursuant to which we agreed to be acquired by Business Objects for aggregate consideration, subject to certain adjustments, of $300 million of cash and approximately 26.5 million Business Objects American Depository Shares (“ADSs”) or ordinary shares. Subject to approval by Business Objects shareholders and receipt of various regulatory approvals, we and Business Objects expect the proposed acquisition to close by the end of calendar 2003.

       We changed our name to Crystal Decisions, Inc. in March 2001. Our principal executive offices are located at 895 Emerson Street, Palo Alto, California 94301. Our telephone number is (650) 838-7410. You can access our web site at www.crystaldecisions.com. Information contained on our web site is not a part of this document.

       We currently have several registered trademarks or applications pending for registration, including Crystal Decisions, Crystal Enterprise, Crystal Reports and Crystal Analysis. Our unregistered trademarks include our logo, Crystal Applications and Crystal Care. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

Where You Can Find Additional Information

       The reports and other information we file with the SEC can be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Copies of these materials can be obtained at prescribed rates from the Public Reference Section of the SEC at the principal offices of the SEC, 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information regarding the operation of the public reference room by calling 1(800) SEC-0330. The SEC also maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

       We are subject to the information and periodic reporting requirements of the Securities Exchange Act and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. These periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s public reference rooms and the web site of the SEC referred to above. Our Internet address is http://www.crystaldecisions.com.

       We provide our stockholders with annual reports containing, among other information, financial statements audited by an independent public accounting firm and we make available to our stockholders quarterly reports containing unaudited financial data for the first three quarters of each fiscal year.

Industry Background

       Organizations of every size need to analyze and assess their performance quickly and effectively. As a result, every organization has a fundamental and widespread need for useful information. The burden on organizations to make more effective use of information is increasing rapidly in today’s environment, which is characterized by increasing data volume, uncertain economic trends, increasing competition and heightened legislative and regulatory requirements for data collection, reporting and disclosure.

       Organizations have spent billions of dollars implementing software systems to efficiently capture, organize, store and protect data that measures their performance, including customer sales, expenses, inventory management and employee data. However, these transactional software systems were not primarily designed to facilitate easy access, viewing, manipulation and broad dissemination of data. Employees and customers often do not have access to the information within these systems. If they do, employees and customers do not typically have the ability to customize the information or analyze it from multiple perspectives. As a result, there is a basic need to access, analyze, understand and deliver information more effectively within and among organizations.

       A broad category of software known as business intelligence has been developed to help organizations address the need to transform the organizations’ growing amount of data into useful information. In 2003, IDC estimated that the market for business intelligence software would be $4.5 billion in 2007.

       Organizations have typically deployed business intelligence products that are custom developed or purchased as stand-alone products in a specific department or for an individual project. This approach has resulted in a proliferation of products and systems that are often not integrated with each other or existing enterprise systems and, as a result, only provide a fragmented view of the overall business. Many of these products and systems are costly and complex to maintain and support. In addition, many business intelligence products are designed primarily for sophisticated analytical users and are difficult for the non-technical user to master. Most non-technical users require intuitive and seamless access to data as part of their regular work tasks, regardless of where the data is stored in an organization.

       To allow broad user access to data within and among organizations and to maximize the organizations’ return on investment, a business intelligence product should meet a range of complex needs. A business intelligence product should integrate data from disparate systems and applications, scale to support large numbers of users and offer flexible reporting that is easy to use and provides a full range of presentation, formatting and interactivity. We believe there is a significant opportunity to provide organizations with a different approach to business intelligence software by focusing on the most common information and reporting needs. In order to accomplish this objective, we believe business intelligence products should serve as an underlying information infrastructure that allows every user to access information in a form appropriate for the user.

The Crystal Decisions Solution

       We develop, market and support products that enable users to access data, add value to it through analysis and reporting and reliably manage and deliver the results within business applications or processes. Our business is driven by a primary guiding principle: to help organizations bring together their people and information to improve decision-making and performance. Our products focus first on solving the most common business intelligence need, which is for information reporting and delivery. To achieve our goals, we designed our products as a core reporting and analysis infrastructure for an organization’s data systems and applications. Our products allow organizations to maximize the value of the data they have without requiring extensive re-engineering or creation of additional systems that cannot work with the existing transactional software systems.

       Our products offer the following benefits to our customers:

       Lower overall information technology costs through standardization. Our products have been designed to access data from, and integrate with, a wide range of existing transactional software, database and custom-built systems. Our products facilitate data access, analysis and reporting in a consistent, standardized manner. This standardization empowers more users to access more information in a more usable form and allows organizations to integrate functions and applications more easily. As a result, organizations can better use and increase the return on their existing information technology investments. We also believe that our products are able to lower the overall information technology purchase, maintenance and training costs for organizations by consolidating those data analysis and reporting systems into our single platform.

       Meet essential information management demands. We believe that information reporting, analysis and delivery are essential parts of almost every application in every organization. As organizations increasingly depend on using their information for most processes, the business intelligence infrastructure upon which they rely is subject to increased technological demands. We have developed our products to meet these demands and to be:

•	scalable in terms of concurrent user volume, capacities, processing, throughput and use of hardware assets;

•	reliable by providing high levels of uptime, high fault tolerance, disaster recovery and redundancy capability;

•	high performance in terms of response and processing times for users and requests;

•	manageable in terms of ease of deployment and cost of maintenance and ownership;

•	flexible enough to be used in any size deployment; and

•	extensible as organizational needs change over time.

       Address the information requirements of all users and organizations. Our products can be used by technical and non-technical staff to improve decision-making and enhance competitiveness. Our products are flexible enough to provide users with an appropriate level of interactivity and sophistication. We believe that our products create a complete and integrated reporting, analysis, query and information delivery infrastructure to satisfy the requirements of sophisticated analysts and technical users while also providing the ease of use necessary to appeal to non-technical users. To address the specific requirements of customers of all sizes and their projects, our products are available individually or together as an integrated suite.

       Ease of integration with existing systems. Our products are designed to be easy to deploy, customize and integrate into a customer’s existing information technology environment and processes. As the needs of each customer are unique, our products are open and flexible enough to provide developers and systems integrators with the means to complete deployments on an organizational or departmental basis. As a result, our customers can use our products in the manner that best suits their requirements and generates value from their systems and software investments.

Products

       We offer an integrated suite of business intelligence products that include:

   Crystal Reports

       Crystal Reports is an integrated software package for query, report design, application development and report publishing functions. Crystal Reports is used to generate data driven, highly formatted, interactive reports which are stored in a proprietary file format. Crystal Reports is designed in a range of versions to meet the needs of report authors, analysts and application developers. Crystal Reports allows these users to:

•	access most types of structured data;

•	format, design and process a variety of reports; and

•	integrate these reports into .NET, Java, COM and other development environments.

       Reports can be published in a variety of formats including DHTML, RTF, Microsoft Excel, PDF and XML. Crystal Reports is deployed on the Windows operating system and is available in Simplified Chinese, English, French, German, Italian, Japanese, Korean and Spanish.

       To build a common business report, such as a sales report, a technical report author could use Crystal Reports to access relevant sales and customer databases, organize and format the appropriate information, such as customer name, sales amount, product selection and shipping dates. The report could include tables of information, graphs, maps and/or images, conditional formatting, advanced business logic and summarized calculations. The finished report could be viewed and used by any end user, who could navigate the report by page or by clicking on charts or summaries for more detail and could also print or e-mail the report. An application developer could use one of the reporting components embedded within Crystal Reports to include this sales report as a seamless part of another application, such as a sales management system.

   Crystal Analysis

       Crystal Analysis consists of software that includes functions for user ad hoc analysis, analytic reporting, analytic application development and online analytical processing for multi-dimensional data. We provide Crystal Analysis products in a range of client and server versions for a variety of users including non-technical users, analysts and developers. Our client-based analysis product provides powerful and guided data navigation and enables the creation of interactive report applications. Our analytic server product can be used to consolidate large amounts of data with complex business logic to facilitate sophisticated analysis by the end user.

       All Crystal Analysis components can integrate with Crystal Enterprise and Crystal Reports. Our client-based analysis product can be deployed on Windows. Our analytic server product can be deployed on servers using the Windows, Solaris, AIX, HP-UX and Linux operating systems. Crystal Analysis is available in English, French, German and Japanese.

       A business analyst could use the client-based Crystal Analysis product to access a large multidimensional data warehouse and track key information, such as product sales by region over time. The business analyst could simultaneously integrate key variables, such as margin and pipeline, and interactively explore sales results using different views of the data to identify trends in the information and forecast the impact of changes on the sales model or product mix.

   Crystal Enterprise

       Crystal Enterprise is infrastructure software that integrates our products and fosters efficient management and delivery of report information. It offers a customizable solution for providing interactive information to employees, customers and suppliers. Crystal Enterprise addresses a range of information management needs including the need for:

•	a scalable, reliable platform to manage, process, store and deliver information to a large number of internal and external users; and

•	standardized reporting, analysis and information delivery across multiple business applications.

       Crystal Enterprise can be deployed on servers using the Windows, Solaris and AIX operating systems. Almost any web-browser or standards-based application can serve as the Crystal Enterprise user interface. Crystal Enterprise is available in English, French, German and Japanese.

       A customer could use Crystal Enterprise to build, deploy and maintain a web-based sales information application or to deliver specific sales reports as part of a packaged customer relationship management system. Crystal Enterprise would store report content from Crystal Reports or Crystal Analysis, integrate with the customer’s existing user security protocols and process reports on demand for any user. The user interface could be presented as a user-customized summary page with navigation, scheduling and viewing capabilities to enable easy use by any type of user.

   Crystal Applications

       Crystal Applications are software templates that provide reports, user interface components and data models to support common processes, such as performance management, sales force management, e-commerce and telecommunications billing analyses. These templates are built using our Crystal Enterprise platform and are functional examples of how our products can be combined to address specific issues. We believe that these templates help accelerate customer adoption and deployment of our products.

       A customer could customize, complete and deploy our performance management application template with Crystal Enterprise to provide a management scorecard to help track corporate performance against key metrics, such as number of new orders booked by month, days’ sales outstanding, customer shipments and sales representative turnover.

   Crystal Enterprise Partner Kits

       Our Crystal Enterprise partner kits are a series of software toolkits and packages that enable customers to integrate our products with those of other independent software vendors by providing an interface to the transactional software system’s data structures and security regimes. Most kits include data access drivers, sample reports and data structures and may include special documentation, support and services. We currently offer packages for many transactional software systems including SAP R/3, SAP BW, Siebel CRM, PeopleSoft and Baan ERP.

Services

       We believe that high quality, real time customer support is important to the successful marketing, sales and implementation of our products. Accordingly, in addition to offering our software products, we offer our customers a broad range of post-sale support services such as technical support, training and consulting. These services are designed to help us to optimize customer satisfaction and influence customers’ future purchasing decisions. We are committed to developing and sustaining long-term relationships with our customers and have dedicated substantial resources to customer service and support, including 476 dedicated staff members as of June 27, 2003.

   Maintenance

       We offer maintenance programs for most of our products, which generally consist of product enhancements and upgrades when and as we make them available. We generally sell maintenance in 12-month increments.

   Professional Services

       To speed end user adoption of our products, our professional services organization provides consulting and training to plan and execute their deployment. We have a dedicated team in North America and England who perform these services for us alone or in combination with other consultants, system integrators or value added resellers.

   Technical Support

       Our technical support services are designed to assist our customers to use our products to their full potential. We believe effective technical support during product evaluations and implementations benefits our customers and that post-sales support has been and will continue to be a means to achieve greater customer satisfaction. We provide a range of technical support services to match the needs of different organizations including fee-for-service offerings. We operate technical support groups that are located at various sites around the world, including North America and Europe. We also offer 24 hour, seven-day toll-free telephone services with some types of technical support packages.

Strategic Relationships

       We have developed relationships with a wide range of technology vendors and service providers including industry leaders and influencers such as Microsoft and SAP. In many cases, we have integrated our products with those of the other party and our products are delivered with theirs. We believe these relationships generate new sales opportunities, increase our deployment capacity and enhance our products’ features.

   Microsoft

       We began our relationship with Microsoft in 1993. Microsoft currently integrates our products into its developer product suite, Visual Studio.NET and Business Solutions products. We receive advance notice of planned upgrades and improvements to Microsoft’s products so that we can integrate our products before shipment. We have a full time staff at Microsoft’s Redmond, Washington facilities. We also coordinate sales and marketing efforts where possible. Through its Business Solutions value-added reseller channel, Microsoft resells our products with its customer relationship management and enterprise resource planning products.

SAP

       We have an original equipment manufacturer and reseller arrangement with SAP whereby SAP incorporates our Crystal Enterprise and Crystal Reports products into SAP’s BW 3.0 product, its data warehouse product. We receive advance notice of planned upgrades and improvements to SAP’s products so that we can integrate our products before shipment. We have full time staff at a site adjacent to SAP’s Walldorf, Germany facility.

Other Strategic Relationships

       We also have original equipment manufacturer relationships with approximately 350 independent software vendors. These companies sell and support our products and/or integrate our products into their applications. As a result of these relationships, we believe our customers may derive incremental value from the other applications by using our integrated reporting and analysis products without a separate deployment or integration cycle. We consider our relationships with these companies to be of strategic importance to us because they are generally industry leaders and influence adoption of products and technologies by customers.

Customers

       As of June 27, 2003, we had delivered more than 15 million product licenses and had registered users in more than 170 countries. Our products are used by organizations of all sizes in almost every segment of the economy. As a result, we have a diverse customer base that includes a broad community of software developers and a number of well established companies. The following table lists some of our top 50 end user customers who purchased products and services directly from us by revenues we recognized from July 3, 1999 to June 27, 2003.

Consumer/Retail
The Coca-Cola Company
Kraft Foods, Inc.
Pepsi-Cola Company
Safeway, Inc.

Financial Services/Insurance
Aetna Life Insurance Company
Automatic Data Processing, Inc.
Bank of America
Citigroup, Inc.
Insurance Corporation of British Columbia
J.P. Morgan Chase Bank
Morgan Stanley & Co. Inc.
R+V Allegemeine Versicherung AG
Suntrust Banks, Inc.

Healthcare/Pharmaceuticals
Genentech, Inc.
Johnson & Johnson
Pfizer Inc.

Information and Other Technology
Microsoft Corporation
Seagate Technology	Manufacturing/Industrials
Air Products & Chemicals Inc.
The Boeing Company
Ford Motor Company
International Paper Company
Northrop Grumman Corporation
Toyota Motor Manufacturing
  North America, Inc.
Trans-Canada Pipelines Limited

Professional Services
KPMG International

Telecommunications
AT&T Corp.
AT&T Wireless Services, Inc.
SBC Operations, Inc.
Verizon Wireless

       We derived a substantial portion of our revenues from one distributor, Ingram Micro, during the last three fiscal years. As a percentage of our total revenues, Ingram Micro accounted for 16% in fiscal 2001, 10% in fiscal 2002 and less than 10% in fiscal 2003. No other customer or distributor accounted for 10% or more of our total revenues in fiscal 2001, fiscal 2002 or fiscal 2003. In fiscal 2001, our revenues were $123.5 million, or 74% of total revenues, from customers in North America, $31.8 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $12.5 million, or 7% of total revenues, from customers the Asia Pacific region. In fiscal 2002, our revenues were $159.8 million, or 74% of total revenues, from customers in North America, $41.8 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $15.6 million, or 7% of total revenues, from customers in the Asia Pacific region. In fiscal 2003, our revenues were $212.0 million, or 74% of total revenues, from customers in North America, $54.6 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $20.9 million, or 7% of total revenues, from customers in the Asia Pacific region. See our note 16 to our consolidated financial statements in this document for more information.

       Our customers often purchase licenses for a single location, department or division and may later expand their use of our products to other parts of their organizations. We believe we can sell additional licenses of our existing products to our existing customer base and also sell those customers new products as we expand our product line.

Customer Case Study

       The following case study illustrates how one of our customers, Aetna, a health insurance and benefits provider, adopted our products to solve a business problem. Aetna’s management needed to pull financial and operational data from disparate systems throughout the company, analyze that data quickly and present the resulting information in a form that would assist management in making effective business decisions. Aetna integrated our Crystal Enterprise 8.5 and Crystal Reports 8.5 products into its existing information systems, allowing Aetna to extract and present a unified view of financial and operational data from 50 different data sources that feed into its Microsoft SQL Server and IBM DB2 databases. Previously, in order for Aetna to tabulate monthly financial information from dozens of geographically dispersed offices, a full month was required using a combination of Microsoft Excel spreadsheets and Microsoft Word documents. With our products in place, Aetna was able to cut the time it takes to generate such monthly financial data from a full month to only 12 to 14 days. The reports created with our products present the information to Aetna’s management in a unified, flexible view that can break down financial and operational information based on business units, geography or customer segments. Additionally, by providing Aetna’s management with a one-company view of the organization, our software provides Aetna with a better view of the performance and profitability of its various products.

Sales and Marketing

       We organize our sales and marketing programs by geographic regions, including North America, Japan, the Asia Pacific region and the European region, which includes the Middle East and Africa. In most cases, we sell our English language products. In some cases, we adapt certain products for foreign markets, including translation of documentation and user interfaces to local languages.

       To reach our customers, we utilize a direct sales force and indirect sales channels, such as our original equipment manufacturer relationships and a network of resellers and distributors. Our sales channels are supported by our pre-sales and technical specialists. Customers can also purchase some of our products by downloading them over the Internet.

Direct Sales

       We sell our products primarily through a direct sales force that is comprised of field sales personnel, inside sales personnel, telesales personnel and our eStore staff. Our field sales force, consisting of customer account managers, professional service account coordinators and support managers, focus on mid-sized and large enterprises. Our inside sales force, consisting of customer account managers, professional services account coordinators and support managers, focus their efforts on small and mid-sized enterprises, with most selling conducted over the telephone. Our inside sales force most often contacts sales prospects who already use our Crystal Reports product. Our telesales group serves as a direct telephone link to customers who call our offices, affording us the opportunity to address customer issues and make additional sales. Our eStore provides us with an opportunity to test pricing and promotional strategies and conduct low-cost sales via the world wide web. Our direct sales force for North America is managed from our Vancouver, Canada offices. We also have a direct sales presence throughout the world managed from our offices in England, Japan and Singapore.

Indirect Sales

       Our indirect revenues include sales to distributors, other resellers and original equipment manufacturers and as a percentage of total revenues were 37% in fiscal 2001, 33% in fiscal 2002 and 34% in fiscal 2003. We have established indirect sales channels through distributors and resellers, who primarily focus their sales efforts on small and mid-sized organizations. We sell our products through original equipment manufacturers that bundle our products with theirs. We have a sales team targeted at developing and maintaining our relationships with original equipment manufacturers.

Marketing

       Our marketing activities consist of several key components:

•	targeted print advertising in trade, technical and business publications;

•	online advertising on our web site;

•	cooperative marketing programs with original equipment manufacturers, distributors and other resellers;

•	participation in seminars and tradeshows;

•	direct mailings to both prospective and existing customers; and

•	extensive public relations activities and programs to build relationships with key information technology community analysts and influencers.

       Our marketing groups produce, or oversee the production of, substantially all of our online and print product literature, brochures, advertising and similar marketing and promotional material.

Research and Development

       Since our inception, we have devoted significant resources to the development of our products and technology. We believe that our future success depends in large part on continued innovation and rapid product development. We conduct a majority of our research and development operations in Vancouver, Canada and Ipswich, England. As of June 27, 2003, our research and development team consisted of 450 persons.

       We had research and development expenses of $29.2 million in fiscal 2001, $30.5 million in fiscal 2002 and $41.9 million in fiscal 2003. Our customers did not fund any of our research and development expenses in fiscal 2001, fiscal 2002 or fiscal 2003. We pursue our product development objectives by developing new software products and product enhancements internally, but may from time to time acquire products, technologies and businesses complementary to ours or form alliances with other companies. We recently began to outsource some of the final quality assurance testing for our products and anticipate that we may outsource other development functions in the future.

Patents and Intellectual Property Rights

       Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection. As of June 27, 2003, we had two United States issued patents, eight patent applications pending in the United States and one foreign patent application pending. We also have an ongoing trademark registration program pursuant to which we register some of our product names, slogans and logos in the United States and in some foreign countries.

       We also use contractual provisions to protect our intellectual property rights. We license our software to be integrated or sold with the products of numerous independent software vendors,

as well as licensing directly to end users. These license agreements, which address our technology, documentation and other proprietary information, include restrictions intended to protect and defend our intellectual property. These licenses are generally non-transferable and are typically perpetual. We also require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements.

       Our products also include third party software that we obtain the rights to use through license agreements. We use this software primarily to add features that we do not choose to develop internally.

Competition

       The market for our products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete principally with vendors of integrated query, reporting, analysis and information delivery software, such as Actuate, Brio Software, Business Objects, Cognos, Hummingbird, Information Builders and MicroStrategy. We also face or expect to face some competition from the SAS Institute and Informatica and expect increased competition from additional market entrants, including companies that specialize in the development, marketing and support of software products that assist users to access, analyze and interpret data to make business decisions. We also face competition from database and application vendors, such as Microsoft, Oracle, SAP and IBM, who offer reporting and analysis tools with their products.

       The competitive factors affecting the market for our products include:

•	product functionality;

•	performance and reliability;

•	quality of customer support;

•	ease of use and installation;

•	availability and quality of consulting and implementation services;

•	vendor reputation;

•	demonstrable cost-effective benefits for users;

•	price;

•	sales and marketing capabilities; and

•	financial stability of the software provider.

       We believe that we currently compete effectively with our competitors on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually enhancing our product offerings. Performance in these areas will in turn depend upon our ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers.

Employees

       As of June 27, 2003, we had 1,769 full-time employees, including 618 in sales and marketing, 476 in services and support, 450 in research and development and 225 in general and administrative functions. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good. We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, product development, sales and marketing personnel.

Item 2.     Properties

       Our principal executive offices are located in Palo Alto, California. Our properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. The majority of our facilities are occupied under leases that expire at various times through fiscal 2015. At June 27, 2003, our leased space approximated 362,000 square feet with approximately 220,000 square feet located in Canada, 61,000 square feet located in the United States, 60,000 square feet located in Europe and 21,000 square feet located in the Asia Pacific region. These figures exclude approximately 105,000 square feet of unoccupied space in Canada and approximately 3,000 square feet leased to others in the United States. We have continued to lease additional space in our Vancouver, Canada location and are currently in the process of building out unoccupied space in this location.

       We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.     Legal Proceedings

       In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, our wholly owned subsidiary. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for a quantum meruit claim. The court ordered the parties to mediate the amount of that claim and we came to a mediated settlement with Vedatech in August 2002. The mediated settlement was not material to our operations and contained no continuing obligations. In September 2002, however, we received notice that Vedatech is seeking to set aside the settlement. In April 2003, we filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. Although we believe that Vedatech’s basis for seeking to set aside our mediated settlement is meritless, the outcome cannot be determined at this time. If our mediated settlement were to be set aside, a negative outcome could adversely affect our business, results of operations and financial condition.

       In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect business, results of operations and our financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

       On July 18, 2003, Seagate Software (Cayman) Holdings Corporation, which owned 98.6% of our common stock at such date, executed an action by written consent of stockholders approving the proposed acquisition of our company by Business Objects S.A. and the Agreement and Plan of Merger by and among Business Objects S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., Seagate Software (Cayman) Holdings Corporation and Crystal Decisions, Inc. We cannot complete the acquisition by Business Objects until 20 days after we mail an Information Statement describing the written consent and complying with the requirements of Schedule 14C promulgated by the Securities and Exchange Commission to our stockholders.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

       As of June 27, 2003, 76,091,581 shares of our common stock were outstanding, which were held by 264 stockholders of record. There is no established public trading market for any class of our securities.

       We have never declared or paid any dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Subject to limited exceptions, we are restricted in our ability to pay dividends by the covenants contained in our revolving loan agreement with Comerica. We are permitted to repurchase stock and/or pay cash dividends in an aggregate amount not to exceed $2.0 million during the term of the agreement, provided that we are not in default under the agreement and that a default would not occur immediately after payment of the dividend.

Item 6.     Selected Financial Data

       The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. We have derived the statement of operations data for the fiscal years ended June 29, 2001, June 28, 2002 and June 27, 2003 and the balance sheet data as of June 28, 2002 and June 27, 2003 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended July 2, 1999 and June 30, 2000 and the balance sheet data as of July 2, 1999, June 30, 2000 and June 29, 2001 were derived from the audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Fiscal Years Ended

	July 2,	June 30,	June 29,	June 28,	June 27,
	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Licensing	$92,013	$74,182	$107,028	$140,009	$185,532
Maintenance, support and services	50,552	52,727	60,694	77,161	101,976

Total revenues	142,565	126,909	167,722	217,170	287,508
Cost of revenues:
Licensing	3,938	3,906	5,504	4,993	5,617
Maintenance, support and services	37,374	41,346	41,996	46,377	56,313
Amortization of developed technologies	4,545	198	3,050	5,078	—
Write-off of developed technologies	4,700	—	—	—	—

Total cost of revenues	50,557	45,450	50,550	56,448	61,930

Gross profit	92,008	81,459	117,172	160,722	225,578
Operating expenses:
Sales and marketing	65,488	65,752	73,888	94,449	108,470
Research and development	23,657	27,377	29,236	30,515	41,924
General and administrative	10,334	17,659	15,465	18,464	29,434
Amortization of goodwill and other intangible assets	4,772	3,038	2,023	2,358	—
Write-off of in-process research and development	—	—	7,073	—	—
Unusual items	86,714	242,569	1,851	—	—
Restructuring costs	—	1,301	573	—	—

Total operating expenses	190,965	357,696	130,109	145,786	179,828

Income (loss) from operations	(98,957)	(276,237)	(12,937)	14,936	45,750
Interest and other income (expense), net	56	20	2,651	1,319	896

Income (loss) before income taxes	(98,901)	(276,217)	(10,286)	16,255	46,646

Provision for (benefit from) income taxes	(2,526)	(55,055)	1,183	3,300	13,191

Net income (loss)	$(96,375)	$(221,162)	$(11,469)	$12,955	$33,455

Basic net income (loss) per share	$(1.28)	$(2.95)	$(0.15)	$0.17	$0.44

Diluted net income (loss) per share	$(1.28)	$(2.95)	$(0.15)	$0.17	$0.42

Weighted average number of shares used in basic net income (loss) per share	75,001	75,001	75,253	75,601	75,978
Weighted average number of shares used in diluted net income (loss) per share	75,001	75,001	75,253	76,806	80,317

	As of

	July 2,	June 30,	June 29,	June 28,	June 27,
	1999	2000	2001	2002	2003

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,419	$3,621	$34,379	$71,451	$104,703
Restricted cash	—	—	—	—	2,019
Working capital (deficit)	(11,163)	8,860	10,750	26,426	49,762
Total assets	79,820	72,545	105,126	136,846	208,698
Long-term liabilities	459	381	3,600	2,575	3,090
Total stockholders’ equity	2,883	23,113	35,609	41,452	75,756

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

       This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Operating Results” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

       Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

   General

       We provide business intelligence software and services that enable the effective use and management of information within and among organizations. Our revenues are derived primarily from licensing fees for software products and, to a lesser extent, fees for services relating to these products, including maintenance, technical support, training and consulting. We sell our software products through two channels: directly to end user customers through our sales force and indirectly through resellers, original equipment manufacturers, systems integrators and distributors, including independent software vendors. Original equipment manufacturers, which are independent software vendors and hardware vendors, generally integrate our products with theirs or resell them with their products. Our other indirect vendors resell our software products to end user customers.

       We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2001 ended on June 29, 2001, fiscal 2002 ended on June 28, 2002 and fiscal 2003 ended on June 27, 2003. Fiscal 2001, 2002 and 2003 were each comprised of 52 weeks.

   Sources of Revenues

       Licensing revenues. We generate licensing revenues from the sale of licenses to use our software products. We price our products on a per user, processor or concurrent user basis. We generally do not sell licenses for our products on a time or subscription basis.

       We currently operate with virtually no order backlog because our software products are typically delivered shortly after orders are received. Licensing revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter. As we sell more large-scale deployments of our products, orders may become larger and the impact of the longer sales cycle of these deployments may make our revenues harder to predict.

       Maintenance, support and services revenues. Our maintenance revenues are derived from selling rights to existing customers to receive product upgrades, when and if we make them available. Our maintenance agreements generally have a term of one year. Customers may renew their maintenance agreements for additional consecutive periods.

       Our technical support revenues are derived from fees charged to customers for post-sales efforts. We sell technical support services under several different programs generally on a 12-month basis, on a fee for use, fixed price or a per incident basis.

       Our professional services organization generates revenues for training and consulting to plan and execute the deployment of our products and accelerate end user adoption. In addition, we provide training to our customers’ employees to enhance their ability to utilize fully the features and functionality of the product purchased. We provide training and consulting services related to the use of our products and receive project- or time-based fees as a result.

     Costs of Revenues

       Our cost of licensing revenues consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third-party royalties. Our cost of maintenance, support and services revenues consists primarily of personnel and related overhead costs for technical support, training, consulting and the cost of materials delivered with product upgrades and enhancements. Prior to the end of fiscal 2002, our total cost of revenues also included the amortization of the fair value of developed technologies on our balance sheet that arose as the result of certain transactions described further under “Change in Control of Crystal Decisions.”

     Operating Expenses

       Sales and marketing expenses include salaries, benefits, commissions and bonuses earned by sales and marketing personnel, advertising, product promotional campaigns, promotional materials, travel, facilities and other overhead costs. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with development of new products, the enhancement and localization of existing products, quality assurance and testing, as well as facilities and other overhead costs. General and administrative expenses consist primarily of personnel costs for finance, legal and human resources, as well as other administrative costs.

       In May 2003, we pledged $1.0 million to the Community Foundation of Silicon Valley, which we accrued and expensed in fiscal 2003 and paid on June 30, 2003. We also agreed to match employee contributions to the Community Foundation of Silicon Valley up to 1% of our income before interest, taxes and amortization for the prior fiscal year. The maximum amount of our matching contribution in fiscal 2003 was approximately $220,000, which we accrued and expensed in fiscal 2003 and paid in July 2003. The maximum amount that we could pay under this matching plan for fiscal 2004 would be approximately $453,000. The Community Foundation of Silicon Valley is an independent, public benefit organization that provides grants to charitable groups in areas such as education, arts and cultural participation and neighborhoods and civic engagement. The Community Foundation of Silicon Valley also works with independent, public benefit organizations to provide grants that are used in communities outside of the San Francisco bay area. The Community Foundation of Silicon Valley awards grants equal to at least 5% of its endowment annually.

     Foreign Exchange

       We conduct the majority of our business and collect the majority of our revenues in U.S. dollars, which is the currency in which we report our financial results. We also earn approximately 20% of our revenues in currencies other than the U.S. dollar including the Euro, the British pound and the Canadian dollar. Our total revenues are affected by changes in the exchange rates for these currencies relative to the U.S. dollar.

       We incur a significant portion of our expenses in Canadian dollars. Our total expenses fluctuate according to the changes in the exchange rate of the Canadian dollar relative to the U.S. dollar. With the exception of our Canadian dollar expenses, the impact of fluctuations in foreign exchange rates on our net operating income is nominal as our foreign denominated expenses are substantially offset by our foreign denominated revenues. For fiscal 2003, a 10% increase in the exchange rate for the Canadian dollar would have increased our revenues by less than 1% but would have increased our expenses by approximately 4%. We recently implemented a partial hedging strategy for these exposures. We may experience substantial foreign exchange gains or losses due to the volatility of the Canadian dollar, to the extent our hedging activities are ineffective, or other currencies compared to the U.S. dollar.

Critical Accounting Policies and Estimates

       Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and form the basis for the following discussion and analysis of critical accounting policies and estimates. We make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the course of preparing these financial statements. On a regular basis, we evaluate our estimates and assumptions including those related to the recognition of revenues, allowance for doubtful accounts, contingent liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. These estimates form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

       The following critical accounting policies reflect the more significant estimates and assumptions we have used in the preparation of our financial statements:

     Recognition of Revenues

       We follow specific and detailed guidelines in measuring revenues; however, certain judgments and estimates affect the application of the policy. Revenues in any given period are difficult to predict and any shortfall in revenues or delay in recognizing revenues could cause our results of operations to vary significantly from quarter to quarter.

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

       In bundled software arrangements that include rights to multiple software products and/or services, we recognize revenues using the residual method as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, revenues are allocated to the undelivered elements based on vendor specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements. Vendor specific objective evidence of the fair value of maintenance and technical support contracts is based on renewal rates as determined by the prices paid by our customers when maintenance is sold separately. Vendor specific objective evidence of fair value of training and consulting services is based upon daily rates as determined by the prices paid by our customers when these services are sold separately.

       For all bundled arrangements, we assess whether the service elements of the arrangement are essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on cost of labor inputs. We accrue expected losses, if any, with respect to consulting services once they become known.

       For those arrangements for which we have concluded that the service elements are not essential to the other elements of the arrangement, we use vendor specific objective evidence of fair value for the service elements to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. We recognize revenues allocable to maintenance and technical support contracts ratably over the term of the respective contracts, which is typically one year. Maintenance contracts include rights to unspecified software product enhancements and upgrades when and as we make them available. We recognize revenues allocable to training and consulting services as the services are performed.

       For sales to distributors and resellers, we recognize revenues upon the delivery of our products to these parties. We reserve an amount equal to our estimate of all products held by such parties which are subject to rights of return and resale contingencies. We consider several factors in determining these estimates including historical experience, level of inventory in the distribution channels, nature of the product, fixed or determinable fees and payment terms. We reduce our revenues and the related receivables by this estimate.

       For sales to original equipment manufacturers, we recognize revenues when the original equipment manufacturer reports sales that have occurred to an end user customer, provided that collection is probable. Some original equipment manufacturer arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the original equipment manufacturer reports sales that have occurred to an end user customer, in accordance with the contractual terms. If we determine, through royalty audits or other means, that an original equipment manufacturer did not report revenues accurately, we attempt to reconcile the discrepancies and, if appropriate, record additional revenues upon resolution.

       Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to provision of maintenance and technical support services with future deliverables and arrangements where specified customer acceptance has not yet occurred. Deferred revenues classified as long-term in nature represent revenues that will not be realized for more than 12 months after the date of the balance sheet.

   Allowance for Doubtful Accounts

       The allowance for doubtful accounts, which is netted against our accounts receivable on our balance sheets, totaled $2.1 million as of June 28, 2002 and $2.6 million as of June 27, 2003. The allowance for doubtful accounts represents estimated losses resulting from the inability of our customers to make required payments. We base our estimates on specific identification of probable bad debts based on collection efforts, aging of accounts receivable, our historical experience including bad write-offs and other factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to record additional allowances. If the data we use to calculate the allowance does not reflect the future ability to collect outstanding receivables, we may be required to record additional allowances and the future results of our operations could be materially impacted. Our bad debt expenses are reflected in general and administrative expenses.

   Contingencies and Litigation

       We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

   Income Taxes

       We are subject to income taxes in both the United States and numerous foreign jurisdictions and we use estimates in determining our worldwide provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating losses carried forward. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and, a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against all of our deferred tax assets as of June 29, 2001 and June 28, 2002. During fiscal 2003, we released a portion of our valuation allowance against our deferred tax assets and have recorded current and long-term deferred tax assets at June 27, 2003. To the extent we establish any valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the provision for (benefit from) income taxes in our statements of operations. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

   Stock-Based Compensation

       We measure compensation expense for the majority of our stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The fair market value of our common stock on the date of grant is determined by the compensation committee of our board of directors. Because there has been no public market for our stock, the compensation committee determined the fair value of our common stock by considering a number of factors, including, but not limited to, contemporaneous valuations, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by New SAC and comparisons to certain of our key valuation metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

       We have elected not to apply fair value-based accounting provided under SFAS No. 123 “Accounting for Stock-Based Compensation” because it requires the use of option valuation models, which in our opinion, do not provide a reliable measure of the fair value of our employee stock options.

       As required by SFAS 123, as modified by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” we provide pro forma disclosure of the effect of using the fair value-based method of measuring compensation expense. For purposes of the pro forma disclosure, we estimate the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected life of options and our expected stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of changes in the assumptions used.

Change in Control of Crystal Decisions

       We became an indirect subsidiary of New SAC on November 22, 2000 when New SAC indirectly acquired 75,001,000 shares, or 99.7% of our common stock outstanding on that date, under the terms of a stock purchase agreement with Old Seagate and Seagate Software Holdings. In the acquisition, New SAC purchased all of the operating assets of Old Seagate and its consolidated subsidiaries for cash and borrowings of $1.84 billion, including transaction costs of $25 million. This included Old Seagate’s rigid disc drive, storage area network, removable tape storage solutions businesses and operations, our common stock, and certain cash balances, but excluded the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Old Seagate’s equity investments.

       The November 2000 transaction resulted in a change in control of our company. Under rules and regulations of the Securities and Exchange Commission, because more than 95% of our company was acquired and a change of control occurred, we restated all our assets and liabilities in our financial statements as of November 22, 2000 on a push down accounting basis, which involved the application of the purchase method of accounting to the financial statements of our company in the business combination. Push down accounting had a significant impact on our financial statements because the long-lived tangible and intangible assets and liabilities were measured at allocated fair values at the date of the transaction.

       The table below lists the net purchase price allocation to our company of the tangible and intangible assets acquired by New SAC.

Net Purchase Price
Allocation
Purchase Price Allocation	at November 22, 2000

(in thousands)
Net current assets acquired	$9,138
Tangible long-lived assets acquired	5,130
Intangible assets acquired:
Developed technologies	15,234
Assembled work force	7,073
In-process research and development	7,073
Deferred tax liability	(2,126)

Total	$41,522

       The purchase price paid by New SAC under the stock purchase agreement was fixed and no contingencies were identified that would have resulted in a change in the overall purchase price. However, in allocating the purchase price, New SAC recorded a full valuation allowance against deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS 109. The deferred tax assets subject to this valuation allowance were based on the excess of tax bases over the fair values of acquired property, plant and equipment and liabilities assumed, for which New SAC expected to receive tax deductions in U.S. federal and state returns in future periods based on their ability to generate taxable income in the United States.

       As of June 28, 2002, we reduced to zero the net carrying values of the intangible assets pushed down to our financial statements in connection with the November 2000 transaction. The reduction in our recorded intangible assets resulted from an allocation of the tax benefits recognized by Old Seagate in its U.S. income tax returns attributable to acquisition related deferred tax assets in accordance with SFAS 109. There was no impact on our valuation allowance. Our share of the reduction in intangibles was allocated as follows:

Allocated to
Crystal Decisions
at June 28, 2002

(in thousands)
Reduction in the net carrying values of developed technologies	$7,194
Reduction in the net carrying values of assembled workforce	3,340

Total reduction in intangible assets	10,534

Less deferred tax liability related to intangible assets	(1,403)

Total reduction in intangible assets, net of deferred tax liability	$9,131

       The following summarizes the impact of push down accounting on our results:

•	Revenues. Deferred revenues were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the November 2000 transaction. Consequently, revenues were lower by $1.2 million for fiscal 2001 and $128,000 for fiscal 2002 than they would have been had the push down adjustments not occurred. There was no impact during fiscal 2003.

•	Depreciation. Our long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, we recorded $1.5 million less depreciation expense for each of fiscal 2001 and fiscal 2002 and $775,000 less for fiscal 2003 than we would have recorded had the push down adjustments not been made.

•	Amortization. We recorded additional amortization expense of $3.3 million for fiscal 2001 and $5.6 million for fiscal 2002 from recording the incremental fair value of intangible assets pushed down to our financial statements on November 22, 2000.

•	In-process research and development. We wrote off in-process research and development of $7.1 million as an expense in fiscal 2001. We did not have any similar expenses in fiscal 2002 or fiscal 2003.

•	Elimination of intangible assets, net of deferred tax liability. We reduced intangible assets, net of deferred tax liability, by $9.1 million to zero at June 28, 2002.

       While we have adopted SFAS No. 142 “Goodwill and Other Intangible Assets” at the beginning of fiscal 2003, the non-amortization provisions and the impairment tests will not be applicable until such time as we have recorded goodwill and other intangible assets on our balance sheet.

Results of Operations

       The following table sets forth certain statements of operations data expressed as a percentage of total revenues for the periods indicated. In view of our significant growth in recent years and as a result of the application of pushdown accounting to our financial statements, we believe that fiscal year-to-year comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Revenues:
Licensing	64%	64%	65%
Maintenance, support and services	36	36	35

Total revenues	100	100	100

Cost of revenues:
Licensing	3	3	2
Maintenance, support and services	25	21	20
Amortization of developed technologies	2	2	—

Total cost of revenues	30	26	22

Gross profit	70	74	78
Operating expenses:
Sales and marketing	44	43	38
Research and development	17	14	15
General and administrative	9	9	10
Amortization of goodwill and other intangible assets	1	1	—
Write-off of in-process research and development	4	—	—
Unusual items	1	—	—
Restructuring costs	—	—	—

Total operating expenses	78	67	63

Income (loss) from operations	(8)	7	16
Interest and other income, net	2	1	—

Income (loss) before income taxes	(6)	8	16
Provision for income taxes	1	2	4

Net income (loss)	(7)%	6%	12%

Fiscal Years Ended June 28, 2002 and June 27, 2003

Revenues

       The following table sets forth information regarding the composition of our revenues and fiscal period-to-period changes (dollars in thousands):

	Fiscal Year Ended

	June 28,	Percent	June 27,
	2002	Change	2003

Licensing revenues	$140,009	33%	$185,532
Percentage of total revenues	64%		65%
Maintenance, support and services revenues	$77,161	32%	$101,976
Percentage of total revenues	36%		35%
Total revenues	$217,170	32%	$287,508

       The majority of our revenues were derived from licensing fees for our products and we anticipate that licensing fees will continue to represent the majority of our revenues for the foreseeable future. Our revenues have increased as a result of the continued delivery of new products, better sales training, the increased size and productivity of our sales force and our targeted marketing campaigns. Additionally, we continued to add new customers with our Crystal 8 and 9 product offerings, which included the release of Crystal Enterprise 8.5 in May 2002, Crystal Analysis 8.5 in June 2002, Crystal Reports 9.0 in August 2002 and Crystal Enterprise 9 in January 2003.

       During fiscal 2002, revenues from a distributor, Ingram Micro, accounted for $21.0 million, or approximately 10% of total revenues. Revenues from Ingram Micro represented less than 10% of total revenues during fiscal 2003. No other customer or distributor accounted for 10% or more of our total revenues during these periods.

       In fiscal 2002, our revenues were $159.8 million, or 74% of total revenues, from customers in North America, $41.8 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $15.6 million, or 7% of total revenues, from customers in the Asia Pacific region. In fiscal 2003, our revenues were $212.0 million, or 74% of total revenues, from customers in North America, $54.6 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $20.9 million, or 7% of total revenues, from customers in the Asia Pacific region.

       Licensing revenues. The increase in licensing revenues occurred across most sales channels and all regions, and was primarily the result of the increased size and productivity of our sales force and the addition of new customers purchasing through our direct channel.

       Maintenance, support and services revenues. The increase in maintenance, support and services revenues was primarily attributable to increased maintenance fees associated with sales of new licenses of our products and to increased technical support revenues. Because many of our customers renew maintenance agreements each year, increased maintenance revenues are generated from the cumulative growth in our customer base.

Cost of Revenues

       The following table sets forth information regarding the composition of our cost of revenues and fiscal period-to-period changes (dollars in thousands):

	Fiscal Year Ended

	June 28,	Percent	June 27,
	2002	Change	2003

Cost of licensing revenues	$4,993	12%	$5,617
Percentage of licensing revenues	4%		3%
Cost of maintenance, support and services revenues	$46,377	21%	$56,313
Percentage of maintenance, support and services revenues	60%		55%
Amortization of developed technologies	$5,078	(100)%	$—
Percentage of total revenues	2%		—
Total cost of revenues	$56,448	10%	$61,930
Percentage of total revenues	26%		22%

       The absolute dollar increase in cost of licensing revenues was equally due to increased license volume and cost associated with new product releases. Cost of licensing revenues vary depending on the volume, distribution method and mix of software licenses shipped. Cost of maintenance, support and services revenues increased as we continued to expand our customer support and professional services organizations to meet the demands of our growing customer base. These costs included increases in salary and benefit costs of $7.4 million, additional overhead cost allocations associated with increased headcount of $4.0 million, a decrease in outside service costs of $933,000 and cost savings of $857,000 associated with travel and entertainment. Our overheads, which increased as the result of additional facilities and information technology costs, are generally allocated across departments based on headcount. Amortization of developed technologies for fiscal 2002 related to the fair value of developed technologies of $15.2 million pushed down to our financial statements as a result of the November 2000 transaction. There was no amortization during fiscal 2003 as a result of the reduction in June 2002 in the net carrying values of the developed technologies that were pushed down to our financial statements.

Gross Margin

       Our gross profit as a percentage of total revenues, or gross margin, increased from 74% for fiscal 2002 to 78% for fiscal 2003. The increase was primarily attributable to the elimination of amortization of developed technologies in fiscal 2003. Our gross margin from licensing revenues increased from 96% for fiscal 2002 to 97% for fiscal 2003. Our gross margin from maintenance, support and services revenues increased from 40% for fiscal 2002 to 45% for fiscal 2003. The increase was primarily the result of improved margins in maintenance and technical support, which was partially offset by decreased margins in our professional services organization. Our maintenance, support and services margins are impacted by the rate of utilization of our personnel and personnel costs relating to the use of our employees versus outside contractors, who are generally more expensive than our personnel.

Operating Expenses

       The following table sets forth information regarding the composition of our operating expenses and fiscal period-to-period changes (dollars in thousands):

	Fiscal Year Ended

	June 28,	Percent	June 27,
	2002	Change	2003

Sales and marketing	$94,449	15%	$108,470
Percentage of total revenues	43%		38%
Research and development	$30,515	37%	$41,924
Percentage of total revenues	14%		15%
General and administrative	$18,464	59%	$29,434
Percentage of total revenues	9%		10%
Amortization of other intangible assets	$2,358	(100)%	$—
Percentage of total revenues	1%		—
Total operating expenses	$145,786	23%	$179,828
Percentage of total revenues	67%		63%

       Sales and marketing. The increase in sales expenses in absolute dollars was primarily associated with increased salary and benefits expense of $8.7 million related to an overall increase in our sales force of approximately 60 people and the resultant higher total commissions. In addition, ancillary costs such as travel and entertainment increased by $2.1 million. Marketing expenses increased in absolute dollars of $1.1 million as the result of additional headcount in the department and the related costs associated with increased marketing campaigns and promotional material associated with major releases. The decrease in our sales and marketing expenses as a percentage of total revenues resulted primarily from increased productivity in our direct sales force in addition to a higher total percentage of sales through our indirect channels.

       Research and development. The increase in research and development expenses in absolute dollars primarily resulted from increased salary and benefits costs of $5.6 million associated with increased headcount. Expenses also increased by $945,000 as a result of incremental outsourcing costs for research and development related to final quality assurance testing for our products. In addition, as research and development headcount comprises approximately 25% of our headcount, allocations for increases in facilities and overhead costs accounted for $5.0 million of the increase. We expect research and development costs to increase in absolute dollars in future periods as we invest in new products and improvements to our existing products.

       General and administrative. The increase in general and administrative expenses in absolute dollars and as a percentage of total revenues were primarily due to increases in salary and benefits expense of $5.4 million relating to increased staffing to support our growth and our enterprise resource planning system implementation. Expenses also increased by $2.8 million as a result of increased professional service fees, a non-recurring termination fee of $625,000 paid to Seagate Technology for the benefit of New SAC related to a previous consulting and advisory contract and recruiting fees and relocation fees of $781,000 associated with the hiring of several strategic positions. In addition, we accrued and expensed a charitable contribution to the Community Foundation of Silicon Valley of $1.2 million.

       Amortization of other intangible assets. Amortization of other intangible assets for fiscal 2002 related to the fair value of assembled workforce of $7.1 million pushed down to our financial statements as a result of the November 2000 transaction. There was no amortization during fiscal 2003 as a result of the reduction in June 2002 in the net carrying values of the intangible assets that were pushed down to our financial statements.

   Interest and Other Income (Expense), Net

       Interest and other income (expense), net was comprised of the following (dollars in thousands):

	Fiscal Year Ended

	June 28,	Percent	June 27,
	2002	Change	2003

Net interest income	$1,723	(21)%	$1,354
Other income (expense)	(404)	13%	(458)
Interest and other income, net	$1,319	(32)%	$896

       Net interest income for fiscal 2002 included $301,000 of interest received on the net receivable balance from Seagate Technology and $450,000 of non-recurring interest received on tax refunds. Since October 2001, we have earned the majority of our net interest income from our cash and cash equivalents at interest rates that were generally lower than those earned from Seagate Technology, which managed our cash prior to October 2001. Net interest income fluctuates depending on movements in the general level of interest rates, our average cash and available-for-sale securities balances, and, previously, our net position under the revolving loan agreement we had with Seagate Technology and the interest rates applied thereon.

       Other income (expense) was largely comprised of net foreign exchange gains and losses, which represent the impact of foreign exchange rate fluctuations on the translation of foreign exchange transactions and balances into U.S. dollars and varies depending upon movements in currency exchange rates. During fiscal 2003, we incurred a net foreign exchange loss of $503,000, which was the result of an $1.2 million loss primarily as the result of the translation of Canadian dollar payables at quarter end, offset by a $660,000 gain as a result of the change in functional currency of certain foreign subsidiaries from their respective local currency to the U.S. dollar. We recently implemented a partial hedging strategy for the Canadian exposures.

   Income Taxes

	Fiscal Year Ended

	June 28,	June 27,
	2002	2003

	(dollars in thousands)
Provision for income taxes	$3,300	$13,191
Effective tax rate	20%	28%

       The change in effective tax rate was due primarily to the effect of continuing growth in profitability, a decrease in available foreign research and development tax credits and utilization of U.S. net operating losses in fiscal 2002 that had previously been subject to a valuation allowance.

Fiscal Years Ended June 29, 2001 and June 28, 2002

   Revenues

       The following table sets forth information regarding the composition of our revenues and fiscal year-to-year changes (dollars in thousands):

	Fiscal Year Ended

	June 29,	Percent	June 28,
	2001	Change	2002

Licensing revenues	$107,028	31%	$140,009
Percentage of total revenues	64%		64%
Maintenance, support and services revenues	$60,694	27%	$77,161
Percentage of total revenues	36%		36%
Total revenues	$167,722	29%	$217,170

       Revenues from Ingram Micro accounted for $27.7 million, or 16% of total revenues, for fiscal 2001 and $21.0 million, or 10% of total revenues, for fiscal 2002. The primary reason for the decrease during fiscal 2002 was the transition of one of our products from the distributor channel to direct sales. No other customer accounted for 10% or more of our total revenues during fiscal 2001 or fiscal 2002.

       In fiscal 2001, our revenues were $123.5 million, or 74% of total revenues, from customers in North America, $31.8 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $12.5 million, or 7% of total revenues, from customers in the Asia Pacific region. In fiscal 2002, our revenues were $159.8 million, or 74% of total revenues, from customers in North America, $41.8 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $15.6 million, or 7% of total revenues, from customers in the Asia Pacific region.

       Licensing revenues. The increase in licensing revenues was primarily attributable to an increase in the size and productivity of our direct sales force. Our direct sales force continued to add new customers, while continuing to make additional sales to our existing customers. In addition, we increased revenues from indirect sales, primarily from original equipment manufacturers. All of our channels benefited from the releases of our Crystal 8 product suite throughout fiscal 2001 and fiscal 2002.

       Maintenance, support and services revenues. The absolute dollar increase in maintenance, support and services revenues was attributable to a higher cumulative installed customer base receiving maintenance. In addition, both consulting and technical support revenues increased as a result of new and existing agreements with our customers and the initiation of new pricing arrangements for these services.

Cost of Revenues

       The following table sets forth information regarding the composition of our cost of revenues and fiscal year-to-year changes (dollars in thousands):

	Fiscal Year Ended

	June 29,	Percent	June 28,
	2001	Change	2002

Cost of licensing revenues	$5,504	(9)%	$4,993
Percentage of licensing revenues	5%		4%
Cost of maintenance, support and services	$41,996	10%	$46,377
Percentage of maintenance, support and services revenues	69%		60%
Amortization of developed technologies	$3,050	66%	$5,078
Percentage of total revenues	2%		2%
Total cost of revenues	$50,550	12%	$56,448
Percentage of total revenues	30%		26%

       We realized cost savings in cost of licensing revenues due to initiatives to reduce our production, fulfillment and shipping costs as a percentage of revenues. The absolute dollar increase in cost of maintenance, support and services revenues was the result of costs associated with increased headcount of $2.8 million and an increase in the use of external services to support our professional services organization of $2.1 million. The decline in cost of maintenance, support and services as a percentage of maintenance, support and services revenues was primarily attributable to the continued increase in maintenance revenues which had nominal associated costs, increased pricing for our technical support and cost control initiatives. At November 22, 2000, existing developed technologies were revalued and effective November 23, 2000, we began amortizing over 36 months the $15.2 million of developed technologies pushed down to our financial statements. The absolute dollar increase for fiscal 2002 was the result of amortization for fiscal 2001 being charged on a different and smaller intangible asset base up to and including the five months ended November 22, 2000.

Gross Margin

       Our gross margin increased from 70% for fiscal 2001 to 74% for fiscal 2002. The increase in our gross margin was primarily attributable to an increase in the margins for maintenance, services and support from 31% in fiscal 2001 to 40% in fiscal 2002.

   Operating Expenses

       The following table sets forth information regarding the composition of our operating expenses and fiscal year-to-year changes (dollars in thousands):

	Fiscal Year Ended

	June 29,	Percent	June 28,
	2001	Change	2002

Sales and marketing	$73,888	28%	$94,449
Percentage of total revenues	44%		43%
Research and development	$29,236	4%	$30,515
Percentage of total revenues	17%		14%
General and administrative	$15,465	19%	$18,464
Percentage of total revenues	9%		9%
Amortization of goodwill and other intangible assets	$2,023	17%	$2,358
Percentage of total revenues	1%		1%
Write-off of in-process research and development	$7,073	(100)%	$—
Percentage of total revenues	4%		—
Unusual items	$1,851	(100)%	$—
Percentage of total revenues	1%		—
Restructuring costs	$573	(100)%	$—
Percentage of total revenues	—		—
Total operating expenses	$130,109	12%	$145,786
Percentage of total revenues	78%		67%

       Sales and marketing. The absolute dollar increase in sales and marketing expenses was primarily associated with increased salary and benefits expense of $11.3 million related to an overall increase in our sales force headcount and $7.1 million related to higher total commissions associated with increased revenues. In support of our sales efforts, travel and entertainment costs increased by $1.1 million. The decrease as a percentage of revenues resulted from increased productivity of our sales force.

       Research and development. The absolute dollar increase was primarily associated with costs associated with increased headcount of $1.4 million, offset by targeted reductions in discretionary spending of $355,000. The decrease in research and development costs as a percentage of total revenues was the result of revenues increasing at a greater rate than research and development costs due to cost control measures.

       General and administrative. The increase in absolute dollars was primarily attributable to higher salary expense associated with our headcount growth of $755,000 and increased outside service costs of $1.9 million, which was offset in part by cost management initiatives.

       Amortization of goodwill and other intangible assets. At November 22, 2000, existing goodwill and other intangible assets were revalued and effective November 23, 2000, we began amortizing over 36 months the $7.1 million of assembled workforce pushed down to our financial statements. The absolute dollar increase was the result of amortization for fiscal 2001 being charged on a different and smaller intangible asset base up to and including the five months ended November 22, 2000.

       Write-off of in-process research and development. As part of the push down of the purchase price allocation of the November 2000 transaction, $7.1 million of in-process research and development was recorded. This amount, which was 4% of total revenues for fiscal 2001, was written off in its entirety in fiscal 2001 because the acquired technologies had not yet reached technological feasibility and there were no future alternative uses. We had no write-off of in-process research and development for fiscal 2002.

       Unusual items. Unusual items were comprised of non-cash compensation expense arising from the acceleration and net exercise of Old Seagate options to purchase 51,500 shares of Old Seagate common stock held by our employees on November 22, 2000. We had no unusual items for fiscal 2002.

       Restructuring costs. The restructuring costs for fiscal 2001 related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate our European sales organization. The restructuring costs were primarily comprised of costs related to the termination of office leases and other related office closure costs, as well as severance and benefits for nine sales and marketing employees who were terminated in September 2000. As of June 28, 2002, no material amount remained outstanding. We had no restructuring charges during fiscal 2002.

   Interest and Other Income (Expense), Net

       Interest and other income (expense), net was comprised of the following (dollars in thousands):

	Fiscal Year Ended

	June 29,	Percent	June 28,
	2001	Change	2002

Net interest income	$1,950	(12)%	$1,723
Other income (expense)	701	(158)%	(404)
Interest and other income (expense), net	$2,651	(50)%	$1,319

       Interest income earned on the net receivable balance under our agreements with Old Seagate and its successor, Seagate Technology, was approximately $1.8 million for fiscal 2001 and $301,000 for fiscal 2002. Since October 2001, we have earned the majority of our net interest income from our cash and cash equivalent balances. While our cash and cash equivalents balances increased, the average interest rate was lower, which resulted in a decrease in net interest income for fiscal 2002.

       Other income (expense) was largely comprised of net foreign exchange gains and losses, which represented the impact of foreign exchange rate fluctuations on the translation of foreign exchange transactions into U.S. dollars and varied depending upon movements in currency exchange rates. During fiscal 2002, we had a net foreign exchange loss of $434,000 primarily as the result of the strengthening of the Canadian dollar relative to the U.S. dollar.

   Income Taxes

	Fiscal Year Ended

	June 29,	June 28,
	2001	2002

	(dollars in thousands)
Provision for income taxes	$1,183	$3,300
Effective tax rate	—	20%

       The change in the effective tax rate was due primarily to our achievement of profitability and the absence of certain non-cash charges associated with the November 2000 transaction. In addition, the income tax provision for fiscal 2001 included benefits recorded during the period from July 1, 2000 to November 22, 2000 under the tax allocation agreement we had with Old Seagate. We provided a valuation allowance for fiscal 2001 and fiscal 2002 against the deferred tax assets arising primarily from temporary differences and net operating losses carried forward due to the uncertainty of their realizability.

       The effective rate used to record the income tax provision differed from the 35% U.S. federal statutory rate in fiscal 2001 due primarily to the fact that we operate in various foreign jurisdictions, as well as an increase in the valuation allowance for U.S. deferred tax assets arising subsequent to the termination of the tax allocation agreement on November 22, 2000 and non-deductible charges arising from push down accounting. Other significant items impacted by the above were the recognition of previously deferred revenues and an adjustment to the acquisition related intangible assets.

       The effective rate used to record the income tax provision differed from the 35% U.S. federal statutory rate in fiscal 2002 due primarily to the benefits of operating in various foreign jurisdictions, including the availability of research and development investment tax credits in Canada, an increase in the valuation allowance and the inclusion of a reconstituted net operating loss. The increase in the valuation allowance and the inclusion of a reconstituted net operating loss are the results of filing the U.S. federal and state income tax returns for the year ended June 29, 2001 and reflecting a final revised purchase price allocation schedule regarding the November 2000 transaction.

Selected Quarterly Financial Data

       The table below shows our unaudited quarterly statements of operations data for each of the eight quarters in the period ended June 27, 2003. This information has been derived from our unaudited financial statements, which, in our opinion, have been prepared on the same basis as our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarters Ended

	Sept. 28,	Dec. 28,	March 29,	June 28,	Sept. 27,	Dec. 27,	March 28,	June 27,
	2001	2001	2002	2002	2002	2002	2003	2003

	(in thousands, except per share data)
Revenues:
Licensing	$30,855	$32,916	$36,737	$39,501	$41,787	$46,966	$46,309	$50,470
Maintenance, support and services	17,196	18,654	19,438	21,873	23,261	24,206	26,737	27,772

Total revenues	48,051	51,570	56,175	61,374	65,048	71,172	73,046	78,242
Cost of revenues:
Licensing	1,469	1,063	1,296	1,165	1,732	1,379	1,334	1,172
Maintenance, support and services	10,153	11,092	11,903	13,229	13,907	13,249	14,196	14,961
Amortization of developed technologies	1,269	1,270	1,270	1,269	—	—	—	—

Total cost of revenues	12,891	13,425	14,469	15,663	15,639	14,628	15,530	16,133

Gross profit	35,160	38,145	41,706	45,711	49,409	56,544	57,516	62,109
Operating expenses:
Sales and marketing	21,373	23,101	23,996	25,979	23,900	27,501	29,007	28,062
Research and development	6,945	7,217	7,527	8,826	9,403	10,095	10,360	12,066
General and administrative	4,059	4,213	5,270	4,922	6,580	7,589	6,564	8,701
Amortization of goodwill and other intangible assets	589	589	589	591	—	—	—	—

Total operating expenses	32,966	35,120	37,382	40,318	39,883	45,185	45,931	48,829

Income from operations	2,194	3,025	4,324	5,393	9,526	11,359	11,585	13,280
Interest and other income (expense), net	729	116	359	115	452	252	(518)	710

Income before income taxes	2,923	3,141	4,683	5,508	9,978	11,611	11,067	13,990
Provision for income taxes	502	501	660	1,637	2,895	3,273	2,942	4,081

Net income	$2,421	$2,640	$4,023	$3,871	$7,083	$8,338	$8,125	$9,909

Basic net income per share	$0.03	$0.03	$0.05	$0.05	$0.09	$0.11	$0.11	$0.13

Diluted net income per share	$0.03	$0.03	$0.05	$0.05	$0.09	$0.11	$0.10	$0.12

Weighted average number of shares used in basic net income per share	75,445	75,490	75,620	75,848	75,895	75,950	76,008	76,061
Weighted average number of shares used in diluted net income per share	75,445	75,817	76,739	78,947	79,677	79,194	79,823	82,258

       Our total revenues and gross profit increased in each of the eight quarters ended June 27, 2003, reflecting the growth of our business and increased customer base. Sales and marketing expenses generally increased each quarter as we steadily invested in our sales and marketing personnel and resources to address market opportunities. Sales and marketing expenses decreased in the quarter ended September 27, 2002 due to reduced marketing expenses in the quarters, following the release of products in the prior two quarters, a reduction in sales and marketing systems development expenses and reduced sales expenses. Sales expense decreased in the three months ended June 27, 2003, due to reduced commission expense in the quarter. Research and development expenses have increased in each of the quarters ending June 27, 2003, reflecting our commitment to continuing investment in product development and technology advancement. The quarterly fluctuation in general and administrative expenses was due to a variety of factors. In the three months ended March 29, 2002, general and administrative expenses increased due primarily to increased salary expenses, legal fees and other outside services expenses. In the three months ended September 27, 2002, general and administrative expenses increased due primarily to recruiting and relocation expenses for our senior executives, an additional bonus awarded by our board of directors to a senior executive officer and increased outside services costs, including consulting and legal fees. In the three months ended December 27, 2002, general and administrative expenses increased due primarily to increased personnel costs and consulting fees related to the implementation of our new enterprise resource planning system, a one-time payment of $625,000 to Seagate Technology for the benefit of New SAC relating to the termination of a consulting and advisory arrangement and increased outside services expenses, including legal fees. In the three months ended March 28, 2003, we had $801,000 of foreign exchange expense due to the strengthening of the Canadian dollar relative to the U.S. dollar. In the three months ended June 27, 2003, $1.2 million of donation expense was accrued which was related to our donation commitment to the Community Foundation of Silicon Valley.

Liquidity and Capital Resources

	As of

	June 29,	June 28,	June 27,
	2001	2002	2003

	(in thousands)
Cash and available-for-sale securities*	$34,379	$71,451	$107,918
Working capital	10,750	26,426	49,762

*	Includes cash equivalents and short and long-term investments, and for June 27, 2003 excludes restricted cash of approximately $2.0 million.

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

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

	(in thousands)
Net cash provided by operating activities	$13,037	$41,069	$57,028
Net cash (used) in investing activities	(9,594)	(9,877)	(27,538)
Net cash provided by (used in) financing activities	27,810	5,294	(1,103)

Operating Activities

       Our principal source of liquidity is our cash and available-for-sale securities, as well as the cash we generate from operations. For fiscal 2001, fiscal 2002 and fiscal 2003, we have generated more cash from our operating activities than we used. We earned more revenues year-over-year, including deferred revenues, and improved cash collections to 65 average days sales outstanding for fiscal 2003 from 68 days for fiscal 2002. In addition, we increased our gross margins and reduced our overall operating costs as a percentage of total revenues.

       In fiscal 2003, we began a extensive implementation of an enterprise resource planning system for our North America and Asia Pacific regions. The system included modules for use by our financial and administrative functional departments including human resources, payroll, project management, budgeting, order management, accounts receivable, accounts payable, general ledger and other financial functions. To date, we have incurred approximately $6.6 million of expenditures in connection with the implementation of our enterprise resource planning system. The implementation of the enterprise resource planning system and the adjustment of our procedures to adapt to the new system has been slower and more costly than we anticipated. We expect to implement the system in Europe in the first half of fiscal 2004 and expect to have the entire implementation completed by the end of calendar 2003.

Investing Activities

       Prior to fiscal 2003, our investing activities consisted solely of the purchase of property and equipment to support the growth of our business. In fiscal 2001, investing activities were primarily for the purchase of leaseholds improvements, computers, furniture and office equipment. During fiscal 2002, investing activities were primarily for the purchase of computer equipment and costs related to the purchase and implementation of a global enterprise resource planning system. Our investing activities in fiscal 2003 included costs related to implementation of new systems, including our enterprise resource planning system, leasehold improvements and furniture related to the expansion of existing leased space and other computer purchases.

       We anticipate that our capital expenditures will be approximately $22 million for fiscal 2004. The majority of our capital expenditures are denominated in Canadian dollars. The amount we spend on capital expenditures will vary significantly depending on a number of factors including the timing of our facilities expansion, our information technology and telecommunications systems upgrades and build outs and our completion of our enterprise resource planning system implementation.

       Prior to fiscal 2003, we did not invest in securities with maturities of 90 days or more. In addition, prior to October 2001, the majority of our cash balances were managed for us by Old Seagate and Seagate Technology, and represented a net receivable balance on the consolidated financial statements, on which we earned interest. During fiscal 2003, we purchased $14.2 million of short-term investments and received $9.3 million on maturity of some of these investments. In addition, we purchased $3.3 million of long-term investments, which had not matured as of June 27, 2003.

Financing Activities

       Prior to fiscal 2001, some of our working capital requirements were financed by borrowings from Old Seagate available under a revolving loan agreement that was subsequently amended on July 4, 2001 and renewed with Seagate Technology. The revolving loan agreement originally provided for maximum outstanding borrowings of up to $60.0 million, with the amount being reduced to $15.0 million on renewal. The revolving loan agreement expired on July 4, 2002 and was not renewed. There was no outstanding receivable or payable balance under this agreement upon its expiration.

       We borrowed $24.0 million from Old Seagate in fiscal 2000 under the revolving loan agreement to fund our operations. During fiscal 2001, we repaid $4.8 million to Old Seagate under the revolving loan agreement. As a result of the receivable that arose in conjunction with the tax allocation agreement with Old Seagate, we received $31.0 million. During fiscal 2002, in conjunction with the expiration of the revolving loan agreement, Old Seagate repaid the remaining balance of $4.3 million on the receivable balance, which was offset by nominal borrowing of $871,000 during fiscal 2002.

       We receive cash payments on the issuance of common stock on the exercise of stock options by our employees and directors. Cash received from this source was $1.6 million in fiscal 2001, $1.9 million in fiscal 2002 and $916,000 in fiscal 2003. We cannot predict when our employees or directors will exercise their stock options and as such this source of cash is expected to vary.

       During fiscal 2003, our Canadian subsidiary deposited $2.0 million into a guaranteed investment certificate to secure an overdraft credit facility and foreign exchange forward trading line. The balance and interest earned thereon is classified as restricted cash.

       The following table summarizes our facilities operating lease commitments as of June 27, 2003 (in thousands):

		Fiscal Years

	Total	2004	2005-2006	2007-2008	2009-2015

Operating leases	$48,009	$8,361	$11,275	$8,141	$20,232

       In May 2003, we agreed to pledge $1.0 million to the Community Foundation of Silicon Valley, which we accrued and expensed in fiscal 2003 and paid on June 30, 2003. We also agreed to match employee contributions to the Community Foundation of Silicon Valley up to 1% of our income before interest, taxes and amortization for the prior fiscal year. The amount accrued for our matching contribution in fiscal 2003 was approximately $220,000. We accrued and expensed in fiscal 2003 and paid this amount in July 2003. The maximum amount that we could pay under this matching plan for fiscal 2004 would be approximately $453,000.

       Certain shares issued and option grants made under our 1999 stock option plan to residents of California, Maryland and New York may not have complied with all applicable securities laws of those states. Accordingly, we are planning to make a rescission offer to these stockholders and optionees which will allow the holders to elect, during a limited period of time, to return their shares or options to us in return for a payment equal to their purchase price or 20% of their aggregate exercise price, plus any applicable interest. As of June 27, 2003 approximately 291,010 outstanding shares of our common stock and approximately 1,361,928 shares subject to outstanding options will be subject to the rescission offer. The shares and options had purchase and exercise prices ranging from $4.00 to $8.00 per share. We do not believe that the holders of these shares of our common stock and options to purchase our common stock will accept our offer because the prices at which we will offer to repurchase them are less than the estimated fair market value of the Business Objects ADSs and cash that our stockholders will receive and estimated fair market value of the options to acquire Business Objects ADSs our optionees will receive if Business Objects’ proposed acquisition of our company is completed. However, in the unlikely event that all of these persons accepted our offer, we would make total payments of approximately $2.9 million, which we would fund from our existing cash balances.

   Financing Agreements

       In October 2002, we executed an agreement with Comerica for a $15.0 million revolving line of credit. The revolving line provides for interest to be calculated at U.S. prime rate or LIBOR plus 2.5% per annum. Borrowings under the revolving line are limited to 80% of eligible accounts receivable, with an additional $2.0 million available in any month in which we maintain $15.0 million in our investment accounts with Comerica or some of its affiliates. On September 30, 2004, any outstanding principal and interest under the line of credit will be immediately due and payable. Upon notice to Comerica and without penalty, Crystal Decisions may terminate the agreement at any time provided that all obligations have been paid in full. The revolving line is collateralized by substantially all of our personal property, excluding our intellectual property. The agreement also required our U.S. and Canadian subsidiaries to pledge all of their assets in support of our obligations under the agreement. We pledged shares of most of our subsidiaries.

       The terms of the revolving line require us, among other things, to maintain the following quarterly financial covenants on a consolidated basis:

•	a ratio of unrestricted cash and cash equivalents plus 80% of eligible accounts receivable to current liabilities less deferred revenue of at least 1.25 to 1.0;

•	a tangible net worth of at least $28.0 million plus 50% of the net income for each quarter ending after October 1, 2002 plus 75% of the gross proceeds received by us from the sale of our equity securities; and

•	positive free cash flow for the four quarter period then ended and positive free cash flow for at least two of the four quarters in such period.

       We are restricted from selling, leasing or otherwise disposing of any part of our business or property under most circumstances. In addition, the agreement places restrictions on entering into arrangements that will result in a change of control, places restrictions on our ability to pay dividends and restricts our ability to incur other forms of indebtedness. We are also restricted from making some types of distributions or investments. We are also required to maintain at least an aggregate of $10 million in investment accounts with Comerica and some of its affiliates. No amounts were outstanding under the revolving line at June 27, 2003 or as of the date of this document. As of June 27, 2003, we maintained $57.1 million of our cash equivalents balance with Comerica.

       Our Canadian subsidiary entered into a overdraft credit facility with The Bank of Nova Scotia during fiscal 2002 whereby The Bank of Nova Scotia will provide up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line generally supporting notional contracts in the range of $4.0 million to $6.0 million. Any overdraft balances are subject to interest computed at the bank’s prime lending rate payable monthly. During fiscal 2003, there were no balances outstanding under this agreement. On September 26, 2002, our Canadian subsidiary placed $2.0 million on deposit with The Bank of Nova Scotia as a general hypothecation to the overdraft credit facility and the foreign exchange line. The funds held and the interest earned thereon are classified as restricted cash on our balance sheet.

       Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of our revenues;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew maintenance agreements;

•	the extent of required and planned capital expenditures required to support our current operations and growth; and

•	available borrowings under future credit arrangements, if any.

       We believe that our current cash, cash equivalents, short-term investments and the cash generated from our operations, the overdraft agreement with The Bank of Nova Scotia, and the available borrowings under the line of credit with Comerica will be sufficient to meet our operating and capital requirements for at least the next 12 months. We anticipate that our capital expenditures will be approximately $22.0 million in fiscal 2004. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described above will affect our future capital requirements and the adequacy of our available funds. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our ability to pursue our business strategy and maintain profitability.

Factors Affecting our Future Operating Results

Risks Related to the Proposed Acquisition

       The fair market value of the consideration will fluctuate and is not subject to adjustment.

       Upon completion of the acquisition, each share of our common stock, other than those held by persons who exercise appraisal rights, will receive a combination of cash and Business Objects ADSs or ordinary shares. The market price of Business Objects’ ADSs may fluctuate substantially both prior to and following completion of the acquisition, which could impact the aggregate value of the proposed acquisition. For example, on July 18, 2003, the date of announcement of the agreement, the value of the proposed acquisition was approximately $820 million. As of August 18, 2003, the value of the proposed acquisition was approximately $968.0 million, due to the change in the price of Business Objects ADSs. The terms of the merger agreement do not provide for any adjustment in the number of Business Objects shares to be issued in the acquisition as a result of such fluctuations. In addition, we are not permitted to withdraw from the acquisition or resolicit the vote of our stockholders solely because of changes in the market price of Business Objects ADSs. The price of Business Objects ADSs is subject to general price fluctuations in the market for publicly traded equity securities, and the price of Business Objects ADSs has experienced significant volatility in the past. We cannot predict or give any assurances as to the respective market prices of Business Objects ADSs at any time before or after the closing of the acquisition.

       The announcement of the acquisition may have a negative impact on our relationships with customers and our earnings.

       The public announcement of the acquisition may have a material and adverse effect on our revenues and profitability in the short term. In particular, prospective customers could be reluctant to purchase licenses for our products or our services if they are uncertain about the strategic direction of the combined company, the continuation of our product offerings or the willingness of the combined company to support and maintain existing products. Uncertainty created by the announcement of the acquisition may cause one large customer, or a large number of smaller customers, to delay their purchase decisions until the completion of the acquisition, which could cause our quarterly financial results to be significantly below the expectations of market analysts, which could cause a reduction in their expectations of the results of operations of the combined company and the market price of Business Objects shares.

       The announcement of the acquisition may cause other relationships to be impaired.

       Some of our customers, original equipment manufacturers, distributors and other strategic partners could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements as a result of the pending acquisition. In addition, key employees may decide to terminate their employment due to the pending acquisition or other employees may experience uncertainty about their future role with the combined company, which could adversely affect our ability to retain key management, marketing, sales and technical personnel.

       Regardless of whether the acquisition occurs, we will incur costs that affect our profitability.

       We will incur direct transaction costs in connection with the proposed acquisition, which will be expensed in the quarters in which they are incurred, and which will reduce our earnings for that period. A substantial amount of these costs will be incurred whether or not the acquisition is completed. In addition, because we have elected to proceed with the proposed acquisition in lieu of our previously announced initial public offering, we will be required to expense approximately $2.8 million of legal, accounting and investment banking fees associated with the previously proposed initial public offering that would not have otherwise been recorded as current expenses.

       In the quarter in which the acquisition is completed or in the following quarters, we believe that the combined company may incur charges to operations, such as costs associated with combining the businesses of the two companies, which currently cannot be estimated reasonably to reflect costs associated with integrating our company with Business Objects. We cannot assure you that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition. In addition, a portion of the acquisition related costs may be included in the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and the combined company will be required to record a charge to earnings in any period that impairment of goodwill is determined.

       Business Objects’ business is different than ours and, as a result, the market prices of Business Objects ADSs may fluctuate in unexpected ways.

       When the acquisition is completed, our stockholders will become holders of Business Objects ADSs. Business Objects’ business differs from ours and Business Objects’ results of operations, as well as the price of Business Objects ADSs, may be affected by factors different from those affecting our results of operations.

       We and Business Objects must obtain regulatory and other approvals to close the acquisition.

       As a condition to the obligations of our company and Business Objects to complete the acquisition, the Securities and Exchange Commission must have declared effective a registration statement relating to the proposed issuance of shares by Business Objects, Business Objects’ shareholders must approve the proposed acquisition and we must provide an information statement to our stockholders describing the action by written consent to approve the proposed transaction delivered by Seagate Software (Cayman) Holdings. In addition, Business Objects must file a prospectus with the Commission des Opérations de Bourse, an agency which regulates the French stock market, Euronext Paris S.A. We cannot provide any assurance that the Securities and Exchange Commission will declare Business Objects’ registration statement effective in a timely manner or that Business Objects will obtain the required approvals from the Commission des Opérations de Bourse. In addition, we and Business Objects must make certain filings with the U.S. Department of Justice and Federal Trade Commission regarding the proposed acquisition. Even if regulatory approvals are obtained, any federal, state or foreign governmental entity or any private person may challenge the acquisition at any time before or after its completion.

       We may face negative consequences if the acquisition is not completed.

If the proposed acquisition is not completed, we may be subject to the following material risks, among others:

•	upon the occurrence of certain events, we may be required to pay Business Objects a termination fee equal to $21 million;

•	we may not be able to undertake our proposed initial public offering in the short-term and our stockholders and holders of options to acquire our common stock may not have a public trading market in which to sell our common stock;

•	market analysts’ estimates of our valuation may decline due to uncertainty regarding our stand-alone prospects;

•	some costs related to the proposed acquisition, such as legal, accounting, financial printing and a portion of the fees of our financial advisor, must be paid even if the acquisition is not completed; and

•	the diversion of management’s attention from our day to day business, the uncertainty for employees and the unavoidable disruption to relationships with current and potential customers, original equipment manufacturers, distributors and other strategic partners during the period before the closing of the proposed acquisition may make it difficult for us to regain our financial and competitive position if the acquisition does not occur.

       Further, if the acquisition agreement is terminated and our board of directors determines to seek another acquisition or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the proposed acquisition by Business Objects.

       In addition, while the acquisition agreement is in effect and subject to certain limited exceptions, we are generally prohibited from initiating, soliciting, knowingly encouraging or knowingly inducing or participating in any discussions regarding a proposal to enter into any business combination with any party other than Business Objects.

Risks Related to Our Business

We experience quarterly fluctuations in our results of operations due to a number of factors, including changes in demand for our products and changes in the mix of our revenues, which could decrease our profitability.

       Our revenues have been and in the future may continue to be subject to significant quarterly fluctuations as a result of a number of factors including:

•	the size and timing of orders from and delivery of products to major customers;

•	the mix of products and services of, and the amount of customization required for, our customer orders, which may delay the timing of our recognition of revenues;

•	delay in customer purchasing decisions due to anticipated product upgrades or new products;

•	smaller than anticipated increases in revenues from the introduction of new products;

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	effect of competitors on our market, including Microsoft Corporation’s recent announcement that it intends to release a competing reporting product;

•	seasonal factors, potentially resulting in slower sales in our first and third fiscal quarters; and

•	disruption and delay of business due to man-made or natural disasters, including health concerns such as Severe Acute Respiratory Syndrome, or SARS.

       In addition, our expenses have been and, in the future, may continue to be subject to significant quarterly fluctuations as a result of a number of factors including:

•	the impact of changes in foreign exchange rates on our expenses and the cost of our products;

•	the degree of utilization of our consulting personnel and third party consulting services;

•	the timing and amount of our capital expenditures;

•	the cost of improving or maintaining our systems;

•	the use of outside professional services, such as for internal improvement initiatives, litigation and expansion into new foreign markets;

•	timing of product development and new product initiatives;

•	accruals for any litigation settlement amounts; and

•	the timing of recruiting and relocation costs, especially those for senior officers.

       Fluctuations in our revenues and expenses may cause our quarterly results to be unpredictable, which may cause our stock price to decline.

We cannot assure you that we will sustain or increase our profitability.

       While we achieved profitability in fiscal 2002, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis. We incurred a net loss of $11.5 million for fiscal 2001. However, we achieved net income of $13.0 million for fiscal 2002 and net income of $33.5 million for fiscal 2003. We expect our operating expenses to increase as our business grows and we anticipate that we will continue to make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

Our sales forecasts are only estimates and if we overestimate revenues, we may be unable to reduce our expenses to avoid or minimize a negative impact on our quarterly results of operations.

       Our revenues, particularly our licensing revenues which represent a majority of our revenues, are difficult to forecast and may fluctuate significantly from quarter to quarter. Our licensing revenues represented 64% of our total revenues in fiscal 2001, 64% of our total revenues in fiscal 2002 and 65% of our total revenues in fiscal 2003. While analysis of anticipated sales trends provides us with guidance in business planning and budgeting, our estimates may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed.

       In addition, because our costs are relatively fixed in the short term, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly results of operations if anticipated revenues are not realized. As a result, our quarterly results of operations could be worse than anticipated.

We have a long sales cycle for large-scale deployments of our products, which could make it difficult for us to plan our expenses and forecast our revenues.

       Although we are not currently dependent on large-scale deployments of our products for a substantial portion of our revenues, we expect large-scale deployments to increase in number in the future. To date, potential customers who are contemplating significant deployments of our products have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. As a result, we may experience a six to 12 month delay between the first contact with a potential customer and the placement of an order while the potential customer completes a product evaluation and seeks internal approval for the purchase. During this long sales cycle, events may occur that could affect the size, timing or completion of the order. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a further downturn or new competing technology may enter the marketplace. We may lose significant sales or experience reduced sales as the result of our long sales cycle, which would reduce our revenues.

We use our distributors and other resellers to market and distribute our products and, if we fail to maintain and expand these sales channels, we may not be able to maintain or increase our revenues.

       Sales to a small number of distributors and other resellers generate a significant amount of our revenues. Our indirect sales accounted for 37% of our total revenues in fiscal 2001, 33% of our total revenues in fiscal 2002 and 34% of our total revenues in fiscal 2003. Our sales to Ingram Micro, Inc., a distributor, accounted for 16% of our total revenues in fiscal 2001, 10% of our total revenues in fiscal 2002 and less than 10% of our total revenues in fiscal 2003. If Ingram Micro or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer unless we substantially increase sales to other distributors or other resellers or through other sales channels.

       Our distributors and other resellers decide whether to include our products among those that they sell and generally carry and sell product lines that are competitive with ours. Because distributors and other resellers are generally not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. Thus, our relationships with these distributors and other resellers depend upon our continued cooperation. We rely on our distributors and other resellers to sell our products, report the results of these sales to us and to provide services to certain of the end user customers of our products. If the distributors and other resellers do not sell our products, report sales accurately and in a timely manner and adequately service those end user customers, our revenues and the adoption rates of our products could be harmed.

Substantially all of our revenues are derived from two of our products and a decline in sales for those products could substantially reduce our revenues and affect our profitability.

       We derive substantially all of our revenues from our Crystal Reports and Crystal Enterprise products and related services. Revenues from these product lines account for, and are expected to continue to account for, substantially all of our revenues for the foreseeable future. We may not be able to replace revenues from these products and services if they were to decline. Accordingly, our future results of operations will depend on maintaining and increasing customer purchases of these products and services and maintaining or increasing the average selling prices of these products.

We face significant exposure to foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change in unpredictable ways outside of our control.

       Because we have substantial research and development, sales operations and administration in Canada and the United Kingdom, we pay a substantial portion of our expenses in the Canadian dollar and the British pound but receive a substantial majority of our revenues in U.S. dollars. Approximately 80% of our revenues were denominated in U.S. dollars, 6% in British pounds and less than 5% in Canadian dollars for fiscal 2003. Approximately 34% of our total expenses were denominated in U.S. dollars, 15% in British pounds and 40% in Canadian dollars in fiscal 2003. These percentages fluctuate with exchange rates, business operating changes and cash flow versus expense patterns. Even a relatively minor change in exchange rates could have a material impact on our expenses and results of operations. For fiscal 2003, a 10% increase in the exchange rate of the Canadian dollar relative to the U.S. dollar would have increased our revenues by less than 1% but would have increased our expenses by approximately 4%. We recently implemented a partial hedging strategy for these exposures. Although we recently began hedging, we cannot be certain that our efforts to minimize this risk will be effective. We may also experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar.

We may have difficulties providing and managing the increased technical performance and support requirements for large-scale deployments, which could cause a decline in or delay in recognition of our revenues and an increase of our expenses.

       Large, enterprise-wide deployments of our products require greater technical stability, performance and support than we have typically had to provide in the past. We may have difficulty managing the timeliness of these deployments and our internal allocation of personnel and resources. Any difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products, which could cause a decline in or delay in recognition of revenues or rate of growth, and could cause us to increase our research and development and technical support costs, either of which could impact our profitability.

If our products are not compatible with various operating systems, we may not be able to sell products to potential customers.

       Our products are used in combination with various operating systems. Our future success depends on our ability to continue to support widely-used operating systems. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of Microsoft’s operating system products. In addition, we have increased our product development efforts for the Unix platform. We also expect to develop additional versions of our products for HP-UX, Linux and other non-Microsoft-based operating systems. If we are unable to develop and market products that support non-Microsoft platforms on a timely and cost-effective basis, our sales will decrease and our results of operations will be harmed.

We have strategic relationships with Microsoft and SAP AG which, if terminated, would reduce our revenues and operating results.

       We have strategic relationships with Microsoft and SAP that enable us to bundle our products with those of Microsoft and SAP, and we are also developing certain utilities and products to be a part of Microsoft’s and SAP’s products. We have limited control, if any, as to whether these companies will devote adequate resources to promoting and selling our products. If either Microsoft or SAP reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or designs its own competing business intelligence software, our revenues and operating results may be reduced.

We will not be able to maintain our sales growth if we do not attract, retain and motivate qualified sales personnel.

       We depend on our direct sales force for a majority of our sales and have made significant expenditures in recent years to expand our sales force. Our future success will depend in part upon the expansion and productivity of our sales personnel. We continue to experience voluntary and involuntary attrition in our direct sales force and need to hire replacements. As a result, our ability to continue to attract, integrate, train, motivate and retain new sales personnel will also affect our success. We face intense competition for sales personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining these personnel in accordance with our plans. We cannot assure you that sales force turnover will not be significant in the future. Even if we hire and train a sufficient number of sales personnel, we cannot be sure that we will generate enough additional revenues to exceed the cost of the new personnel.

Undetected product errors or defects could result in the loss of revenues, delayed market acceptance of our products or claims against us.

       Software products as complex as those we offer frequently contain undetected errors, defects, failures or viruses especially when first introduced or when new versions or enhancements are released or are configured to individual customer systems. Despite product testing, our products, or third party products that we incorporate into ours, may contain undetected errors, defects or viruses that could:

•	require us to make extensive changes to our products which could increase our research and development expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause a negative customer reaction that could reduce future sales;

•	generate negative publicity regarding us and our products; or

•	result in customers’ delaying their purchase until the errors or defects have been remedied.

       Any of these occurrences could have a material adverse effect upon our business, results of operations or financial condition.

Risks Related to Our Industry and Competition

If the market in which we sell business intelligence software does not grow as we anticipate, our revenues may not grow.

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

These factors may cause the market for business intelligence software not to grow as quickly or become as large as we anticipate, which may reduce the growth of our revenues.

If we do not compete effectively with companies selling business intelligence products, our revenues may not grow and could decline.

       We have experienced, and expect to continue to experience, intense competition from a number of business intelligence software companies. We compete principally with vendors of integrated query, reporting, analysis and information delivery software such as Actuate Corporation, Brio Software, Inc., Business Objects, Cognos Incorporated, Hummingbird Ltd., Information Builders, Inc. and MicroStrategy Incorporated. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions and reduce gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

       Additionally, we face competition from many companies with whom we have strategic relationships, including Baan Company N.V., Hyperion Solutions Corporation, International Business Machines Corporation, Lawson Software, Inc., Microsoft, PeopleSoft, Inc. and SAP, all of whom offer business intelligence products that compete with ours. For example, in February 2003, Microsoft announced that it intends to extend its SQL Server business intelligence platform to include reporting capabilities which may compete with both our Crystal Reports and Crystal Enterprise products. Microsoft has announced that it anticipates releasing a beta test version of this software in the first half of calendar 2003. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Some of the companies that bundle our products with theirs could elect not to do so in the future, which could have a material adverse effect on our business, results of operations and financial condition. These other companies could also invest additional resources in existing products or develop and market additional business intelligence products that compete directly with ours, which could harm our business, results of operations and financial condition.

Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.

       If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products. Disruptions in our business caused by these events could reduce our revenues.

Because some of our competitors have significantly greater financial, technical, sales and marketing resources than we have and pre-existing relationships with many of our potential customers, we might not be able to sustain profitability or gain additional market share.

       Some of our competitors have significantly greater financial, technical, sales and marketing resources and greater name recognition than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced revenues and reduced gross margins.

If the current economic slowdown continues and our customers reduce, delay or cancel purchases of our products and services, our results of operations will be harmed.

       We cannot predict what impact the current economic slowdown will have on the business intelligence software market or our business, but it may result in fewer purchases of licenses of our software, extended sales cycles, downward pricing pressures or lengthening of payment terms. Our customers may also discontinue their annual renewals of our maintenance and technical support services due to shrinking budgets. If our customers reduce, delay or cancel purchases of our products and services, our results of operations will be harmed.

Technological advances and evolving industry standards could reduce our future product sales, which could cause our revenues to grow more slowly or decline.

       The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. This could happen, for example, if new standards and technologies emerged that were incompatible with customer deployments of our applications. We cannot assure you that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot assure you that they will achieve market acceptance.

Due to the length of our product development cycle, we may fail to react rapidly to market forces, which would hinder our ability to meet market demands.

       Business intelligence software is inherently complex, and it generally takes a long time to develop and test major new products and product enhancements. Our future success will depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis. If we are unable to identify a shift in market demand quickly enough, we may not be able to develop products to meet the new demand in a timely manner, or at all. Our failure to respond successfully to changing market conditions could have a negative effect on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property

If we fail to protect our intellectual property rights, our customers or competitors might be able to use our technologies to develop their own products, which could weaken our competitive position or reduce our revenues.

       Our success is heavily dependent on our proprietary technology, primarily software. It is difficult to protect and enforce our intellectual property rights and protect third parties from infringing on our products for a number of reasons, including:

•	applicable laws and our contracts and procedures provide only limited protection to our intellectual property rights;

•	third parties may develop similar technology independently;

•	policing unauthorized copying or use of our products is difficult and expensive;

•	software piracy is a persistent problem in the software industry and for us;

•	our patents may be challenged, invalidated or circumvented, and, therefore, the rights granted under these patents might not provide us with competitive advantages; and

•	our shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions.

       In addition, the laws of many countries do not protect our proprietary rights to as great an extent as those of the United States. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary information due to piracy and misappropriation. For example, we recently began to conduct business in the People’s Republic of China and intend to outsource some of our operations to India where we believe there is an increased risk that we may not be able to enforce our contractual and intellectual property rights. If we fail to protect our intellectual property rights, our business may be harmed.

Our results of operations may decline if we were subject to a protracted infringement claim or one that results in a significant damage award.

       From time to time, companies in our industry receive claims that their products or business infringe the intellectual property of third parties. Our competitors or other third parties may challenge the validity or scope of our patents, copyrights and trademarks. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our market overlaps. A claim may also be made relating to technology that we acquired from our predecessors or third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve;

•	absorb significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	cause us to cease selling our products;

•	require us to indemnify our customers, distributors, original equipment manufacturers or other resellers; or

•	require us to expend additional development resources to redesign our products.

       We may also be required to indemnify customers, distributors, original equipment manufacturers and other resellers for third-party products that are incorporated in our products and that infringe the intellectual property rights of others. Although many of these third parties are obligated to indemnify us if their products infringe the rights of others, the indemnification may not be adequate.

       In addition, from time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use a limited amount of open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Any of this litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products.

The inability to obtain third-party licenses required to develop our products could require us to obtain substitute technology of inferior quality or performance standards or at a greater cost, which could reduce our revenues or increase our cost of revenues.

       We license certain technologies from third parties to be used in our products, generally on a nonexclusive basis. For example, we have obtained rights from third parties that allow us to market software tool kits that are designed specifically to assist our products to be compatible with products made by the third parties. If these agreements are terminated or are not renewed, then we may lose the right to distribute the tool kits or otherwise use them. In addition, the termination of third party licenses or the failure of third party licensors adequately to maintain or update their products could delay our ability to deliver some of our products while we seek to implement alternative technology. Alternative technology may be of inferior quality or performance standards or may not be available on commercially reasonable terms or at all. If we are unable to obtain necessary or desirable third party technology licenses, our revenues could be reduced, our cost of revenues could increase and our business could suffer.

Other Risks Related to Our Business

We are in the process of implementing an enterprise resource planning system, which may result in a short-term increase in our operating expenses and capital expenditures, particularly if the implementation takes longer than we expect.

       In May 2002, we began to implement a global enterprise resource planning system in North America and the Asia Pacific region. The implementation of an enterprise resource planning system is a complex and labor-intensive process that requires the investment of a substantial amount of time, money and other resources. We have experienced significant difficulties in this implementation. The implementation process to date has involved greater than anticipated expenditures of technical, financial and management resources. While we initially anticipated that the remaining regional implementation would be completed by the end of fiscal 2003, we now believe that implementation may not be completed until the end of calendar 2003. Further difficulties may delay completion of the implementation even longer. We also anticipate that we will need to expend greater time, money and resources than we originally expected. If we continue to experience further difficulties in the implementation, this could:

•	result in significant and unexpected increases in our operating expenses;

•	complicate and prolong our internal data gathering and analysis processes;

•	require us to restructure or develop our internal processes to adapt to the new system;

•	result in extended work hours for our employees and the temporary use of outside resources, with a resulting increase in expenses, to resolve any software configuration issues or to process transactions manually until issues are resolved;

•	result in the loss of management focus as attention paid to implementation is diverted from other issues; and

•	cause disruption of our operations if the transition to the new enterprise resource planning system creates new or unexpected difficulties or if this system does not perform as expected.

We may not be able to operate our business successfully as it grows, if we are unable to improve our internal systems, processes and controls.

       In order to operate our business successfully as it grows, we need to improve our internal systems, processes and controls. In order to achieve this, we are increasingly relying on technical systems such as sales prospects management systems, technical support systems, scheduling systems and order entry systems. If we have difficulty providing and managing our internal systems, processes and controls, these difficulties could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.

We derive a material portion of our revenues from customers outside of North America, and our failure to address the difficulties associated with marketing, selling and supporting our products outside North America could cause our sales to decline.

       We have significant international operations including development facilities, sales personnel and customer support operations. Our primary product development facilities are located in Vancouver, Canada and Ipswich, England. We derived 26% of our total revenues in fiscal 2001,

2002 and 2003 from sales outside of North America. Our international operations are subject to certain inherent risks including:

•	exchange rate fluctuations and the impact on pricing of our products and our expenses;

•	increases in tariffs, duties, price controls, restrictions on foreign currencies or trade barriers imposed by foreign countries such as import and export restrictions;

•	technical difficulties associated with product localization;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political instability in the countries where we are doing business; and

•	fears concerning SARS or other travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

These factors could have an adverse effect on our business, results of operations and financial condition.

       In addition, we intend to continue to invest resources to expand our sales and support operations into strategic international locations such as the People’s Republic of China. If the revenues generated by these operations are not adequate to offset the expense of establishing these foreign operations, our business, results of operations and financial condition could be materially harmed.

Our ability to pay dividends and engage in other transactions may be limited if we do not receive Comerica Bank — California’s consent because we are subject to limitations under our revolving line of credit.

       In October 2002, we executed an agreement with Comerica Bank — California for a $15.0 million revolving line of credit. As of June 27, 2003 and the date of this document, we did not have any outstanding borrowings under the revolving line. Subject to limited exceptions, we are restricted in our ability to pay dividends by the covenants contained in our revolving loan agreement with Comerica. We are permitted to repurchase stock and/or pay cash dividends in an aggregate amount not to exceed $2.0 million during the term of the agreement, provided that we are not in default under the agreement and that a default would not occur immediately after payment of the dividend. We may be unable to repurchase stock or pay dividends in excess of those amounts if Comerica does not agree.

       The terms of the revolving line also require us, among other things, to maintain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. We are restricted from selling, leasing or otherwise disposing of any part of our business or property under most circumstances. In addition, the agreement places restrictions on entering into arrangements that will result in a change of control and restricts our ability to incur specified forms of indebtedness. We are also restricted from making some types of distributions or investments. We are also required to maintain at least an aggregate of $10 million in investment accounts with Comerica and some of its affiliates. We may not be able to engage in these types of transactions, such as the sale of debt securities, unless we obtain Comerica’s consent. A potential acquirer, lender or other strategic party may be reluctant to enter into an arrangement with us that contemplates any of these transactions unless we obtain Comerica’s consent. If we are unable to obtain consent or cannot obtain consent in a timely manner, the other party may not elect to proceed with a transaction that we believe to be in our stockholders best interests.

We may be obligated to indemnify our customers if they are subject to third party claims and any indemnification obligation could hurt our results of operations and harm our reputation.

       Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future United States federal or state laws, foreign laws or unfavorable judicial decisions may make these provisions ineffective. Because our products are used with enterprise software systems and databases, our liability could be substantial if we receive an unfavorable judgment. In addition, our insurance against product liability may not be adequate to cover a potential claim.

We are a party to litigation, including an action commenced by Vedatech Corporation in the United Kingdom, which could cause us to incur expenses to defend ourselves, and in the event of an adverse judgment against us in any litigation, we may have to pay damages, which could affect our liquidity.

       In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, our wholly owned subsidiary. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for a quantum meruit claim. The court ordered the parties to mediate the amount of that claim and we came to a mediated settlement with Vedatech in August 2002. The mediated settlement was not material to our operations and contained no continuing obligations. In September 2002, however, we received notice that Vedatech is seeking to set aside the settlement. In April 2003, we filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. Although we believe that Vedatech’s basis for seeking to set aside our mediated settlement is meritless, the outcome cannot be determined at this time. If our mediated settlement were to be set aside, a negative outcome could adversely affect our business, results of operations and financial condition.

       In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our business, results of operations and financial condition.

Risks Related to our Relationship with New SAC and Seagate Technology

If we are compelled to pay any indemnity claims by VERITAS, our assets could be depleted substantially.

       In a series of transactions that took place in November 2000, New SAC purchased the operating business of Old Seagate, including the business intelligence software business that we now operate. In a concurrent transaction, Old Seagate and Seagate Software Holdings, our former parent, were sold to VERITAS.

       In connection with these transactions, New SAC and certain of its affiliates, including us, agreed to indemnify VERITAS, Old Seagate and some of their affiliates for substantially all liabilities arising in connection with our operating assets. Although we have agreed with Seagate Technology and several of its affiliates on a methodology to allocate liability, our liability, like Seagate Technology’s, is not capped. As a result, we continue to face possible liability for actions, events or circumstances arising or occurring both before and after the November 2000 transactions. Some areas of potential liability include:

•	tax liabilities;

•	obligations under federal, state and foreign pension and retirement benefit laws; and

•	existing and future litigation.

       In the event that our indemnity obligations are triggered, we could experience a material adverse effect on our business and financial condition.

Our directors may have conflicts of interest because of their ownership of capital stock of, and their board membership or employment with, New SAC and its other affiliates.

       Many of our directors own interests in our majority stockholder, New SAC, and some of them hold shares and options to purchase the capital stock of Seagate Technology. Ownership of New SAC or Seagate Technology could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for us and for New SAC or its other affiliates.

       Some of our directors also serve on the boards of directors of New SAC, Certance Holdings, a removable tape storage company and an affiliate of New SAC, and Seagate Technology. Several of our directors also serve as officers of those entities, as well as other affiliates of New SAC. We expect that some of our directors will continue to spend a substantial portion of their time on the affairs of New SAC and Seagate Technology, for which those entities may pay our directors director fees or other compensation. In view of these overlapping relationships, conflicts of interest may exist or arise with respect to existing and future business dealings, including the relative commitment of time and energy by our directors to us and New SAC and Seagate Technology, potential acquisitions of businesses or properties and other business opportunities, the issuance of additional capital stock, the election of new or additional directors or the payment of dividends by us. We cannot assure you that any conflicts of interest will be resolved in our favor.

Because New SAC controls our board of directors and owned 98.6% of our outstanding stock as of June 27, 2003, your ability to influence corporate matters is greatly limited.

       New SAC owned approximately 98.6% of our outstanding common stock as of June 27, 2003, and we expect New SAC to continue to own a substantial number of shares of the combined company after the acquisition. In addition, the shareholders of New SAC are parties to a shareholders agreement governing the ownership of New SAC’s stock. These arrangements result in New SAC and the New SAC shareholders acting together with respect to matters submitted to our stockholders. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to determine the direction of our business, our operating budget, whether to pursue possible acquisitions, whether to pursue a sale of our company and other matters, including all matters submitted to our stockholders. For example, New SAC and its wholly owned subsidiary, Seagate Software (Cayman) Holdings, have delivered actions by written consent to Business Objects for the purpose of effecting the proposed acquisition, and the number of shares represented by those consents are sufficient to approve the proposed acquisition. Stockholders who are opposed to the merger would have appraisal rights as their remedy. New SAC and the shareholders of New SAC may be the largest single stockholder of the combined company after the acquisition is completed and for the foreseeable future and may decide not to enter into a transaction in which you would receive consideration for your Business Objects shares that is much higher than the cost to you or the then-current market price of those shares. In addition, New SAC and New SAC’s shareholders could elect to sell a controlling interest in us and you may not have a right to participate in the sale. Any decision regarding their ownership of us or Business Objects that New SAC and its shareholders may make at some future time will be in their absolute discretion.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

       Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

       Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Among other selection criteria, our current investment policy states that all investments, with the exception of up to 20% of cash and cash equivalents, must be maintained in U.S. dollar denominated investment grade securities, with no maturities exceeding two years. We may hold up to 20% of cash and cash equivalents in investment grade non-U.S. denominated securities. In addition, our investment policy does not allow for investment in technology companies.

       We mitigate the effect of default risk by investing in only high credit quality securities and by using a portfolio manager to respond appropriately to a significant reduction in credit rating of any investment issuer, guarantor or depository. The portfolio includes only diversified marketable securities with active secondary or resale markets to ensure portfolio liquidity.

       Our investments in debt securities include money market funds, investment grade commercial paper, corporate bonds, government agency securities and other debt securities. The diversity of our portfolio helps us to achieve our investment objective. As of June 27, 2003, all of our cash, cash equivalents, short-term and long-term investments were classified as available-for-sale.

       While we are exposed to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. Declines in interest rates over time will reduce our interest income and we do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. For fiscal 2002 and fiscal 2003, fluctuations in the U.S. interest rate did not have a material impact on our net interest income.

Foreign Exchange Risk

       We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign exchange rates. The majority of our sales are denominated in U.S. dollars, the currency in which we report our financial statements; however, we do conduct a portion of our sales in currencies other than the U.S. dollar, including the British pound, Euro, Canadian dollar and Japanese yen.

       We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. Commencing on March 29, 2003, all translation gains and losses will be included in the determination of net income and will no longer be recorded as an adjustment to accumulated other comprehensive income in stockholders’ equity. As exchange rates vary, these results, when translated, may vary from expectations and adversely or beneficially impact overall expected profitability. We also have exposure to foreign exchange rate fluctuations when we translate cash from one currency into another to fund operational requirements. In addition, we have exposure to the change in rates as the result of timing differences between expenses being incurred and paid. As exchange rates vary, we may experience a negative impact on financial results.

       We incur the majority of our research and development, customer support costs and administrative expenses in Canadian dollars and British pounds. For example, approximately 80% of our revenues were denominated in U.S. dollars, 6% in British pounds and less than 5% in Canadian dollars for fiscal 2003. Approximately 34% of our total expenses were denominated in U.S. dollars, 15% in British pounds and 40% in Canadian dollars in fiscal 2003. These percentages fluctuate with exchange rates, business operating changes and cash flow versus expense patterns. We have evaluated our exposure to these risks and have determined that our only significant operating exposure to foreign currencies at this time is to the Canadian dollar. The strengthening of the Canadian dollar has negatively affected and may continue to negatively affect our operating expenses and net income and we continue to have foreign currency risk from this source. For fiscal 2003, a 10% increase in the Canadian dollar relative to the U.S. dollar would have increased our revenues by less than 1% but would have increased our expenses by approximately 4%.

       We cannot predict the effect of exchange rate fluctuations upon our future results. We recently implemented a partial hedging strategy for exposure to fluctuations in the exchange rate of the Canadian dollar relative to the U.S. dollar. Although we recently have begun hedging, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be adversely affected by exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

       Our consolidated financial statements and the related independent auditors report appear on page F-1 through F-43 of this Annual Report on Form 10-K.

       Our unaudited quarterly data appears in Item 7 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants and Accounting and Financial Disclosure.

       None.

Item 9A.     Controls and Procedures

       Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

       Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

       Our directors and executive officers and certain information about them as of June 27, 2003 are as follows:

			Director or
			Executive
			Officer
Name	Age	Position	Since

Jonathan J. Judge	49	President, Chief Executive Officer and Director	2002
William G. Gibson	54	Chief Operating Officer	2000
Eric Patel	46	Chief Financial Officer	1999
Anthony L. Wind	41	Chief Technology Officer	2001
Andrew L. Handford	36	Vice President of Products and Research and Development	2001
Gregory B. Kerfoot	43	Chairman of the Board of Directors	1999
Fred D. Anderson	59	Director	2002
Robert L. Bailey	46	Director	2003
Justin T. Chang	36	Director	2001
Stephen J. Luczo	46	Director	1999
David J. Roux	46	Director	2001
John W. Thompson	54	Director	2001
Donald L. Waite	70	Director	1999

       Jonathan J. Judge has served as our president and chief executive officer since October 2002 and a director since November 2002. From 1976 until he joined our company, Mr. Judge held various management positions with IBM, most recently as general manager of IBM’s personal computing division.

       William G. Gibson has served as our chief operating officer since September 2000. From April 1998 to September 2000, Mr. Gibson served as the president, western region, of Rogers Wireless, Inc. From August 1997 to March 1998, Mr. Gibson served as vice president-business units at Lucent Technologies, Inc. Mr. Gibson served as vice president and general manager at Sprint PCS from April 1997 to August 1997. Mr. Gibson served as vice president and general manager of Ameritech Cellular and Paging from June 1993 to April 1997.

       Eric Patel has served as our chief financial officer since November 1999. From February 1997 to November 1999, Mr. Patel served in various capacities at University Games, a board game manufacturing company, the most recent of which was chief financial officer and vice president of operations and international sales and marketing. From May 1993 to November 1996, Mr. Patel served as director of strategy for Dreyers Ice Cream.

       Anthony L. Wind has served as our chief technology officer since July 2001. From December 1999 to July 2001, Mr. Wind served as our vice president of products and research and development. From February 1998 to December 1999, Mr. Wind served as our predecessor’s vice president of products. Mr. Wind served as director of research and development for our predecessors from September 1994 to February 1998.

       Andrew L. Handford has served as our vice president of products and research and development since July 2001. From June 1999 to July 2001, Mr. Handford served as our director of product management. From July 1995 to June 1999, Mr. Handford held a series of management roles in our company and its predecessors.

       Gregory B. Kerfoot has served as a director since August 1999 and has served as the chairman of our board of directors since July 2002. Mr. Kerfoot served as our chief executive officer from August 2000 until October 2002, and as president from August 1999 to October 2002. Mr. Kerfoot also served as our chief operating officer from August 1999 until August 2000. Mr. Kerfoot joined Old Seagate in May 1994 when Old Seagate acquired Crystal Computer Services. He continued as director of research and development for Crystal Computer Services. In May 1996, he was appointed president of Crystal Computer Services and later in 1996 was named executive vice president and general manager of Crystal Computer Services. From September 1997 to September 1999, Mr. Kerfoot served as the chief strategic officer for Seagate Software Holdings, as well as executive vice president and general manager of Seagate Software Holdings.

       Fred D. Anderson has served as a member of our board of directors since August 2002. Mr. Anderson is executive vice president and chief financial officer of Apple Computer, Inc., which he joined in April 1996. Mr. Anderson is also a member of the board of directors of 3Com Corporation.

       Robert L. Bailey has served as a member of our board of directors since April 2003. Mr. Bailey is the president and chief executive officer of PMC-Sierra, Inc. in which capacity he has served since July 1997. Mr. Bailey has served as a director for PMC-Sierra since October 1996 and as chairman of PMC-Sierra’s board of directors from February 2000 to February 2003.

       Justin T. Chang has served as a member of our board of directors since February 2001. Mr. Chang is a partner of Texas Pacific Group and has been an executive of Texas Pacific Group since 1993. Prior to joining Texas Pacific Group, Mr. Chang was a financial analyst in the Merchant Banking Group and the Mergers and Acquisitions Group of Wasserstein Perella & Co., Inc. Mr. Chang is also a member of the board of directors of ON Semiconductor.

       Stephen J. Luczo has served as a member of our board of directors since August 1999. Mr. Luczo served as the chairman of our board of directors from August 1999 to July 2002 and served as our chief executive officer from August 1999 to November 2000. Mr. Luczo became the chief executive officer and a director of Seagate Technology and New SAC in November 2000. From July 1998 to May 2000, he served as president and chief executive officer of Old Seagate and was a director of Old Seagate from July 1998 to November 2000. He joined Old Seagate in October 1993 as senior vice president, corporate development. In March 1995, he became Old Seagate’s executive vice president, corporate development and chief operating officer of the software group. Mr. Luczo is a member of the Listed Company Advisory Committee of the New York Stock Exchange.

       David J. Roux has served as a member of our board of directors since February 2001. Mr. Roux is a managing member of Silver Lake Partners, a private equity firm he co-founded in January 1999. Since November 2000, Mr. Roux has served as chairman of New SAC and as a director of Seagate Technology. From November 2000 until June 2002, Mr. Roux also served as chairman of Seagate Technology. From February 1998 to November 1998, he served as the chief executive officer and president of Liberate Technologies. From September 1994 until December 1998, Mr. Roux held various management positions with Oracle Corporation, most recently as executive vice president of corporate development. Before joining Oracle, Mr. Roux served as senior vice president, marketing and business development at Central Point Software from April 1992 to July 1994. Mr. Roux is a member of the boards of directors of Gartner, Inc. and VERITAS.

       John W. Thompson has served as a member of our board of directors since February 2001. Mr. Thompson has served as a director of Seagate Technology since November 2000. Mr. Thompson is chairman of the board of directors and chief executive officer of Symantec Corporation, which he joined in April 1999. From 1971 to April 1999, Mr. Thompson held various executive and management positions with IBM. Mr. Thompson is a member of the boards of directors of NiSource Inc. and United Parcel Service, Inc.

       Donald L. Waite has served as a member of our board of directors since August 1999. Since November 2000, Mr. Waite has served as executive vice president and chief administrative officer of New SAC and Seagate Technology. Mr. Waite also serves as officer and/or director of several subsidiaries and affiliates of Seagate Technology. From March 1995 to November 2000, Mr. Waite served as executive vice president and chief administrative officer of Old Seagate. Mr. Waite also served as chief financial officer of Old Seagate from October 1983 to February 1998. Mr. Waite joined Old Seagate in 1983. Mr. Waite also serves as a member of the board of directors of California Micro Devices Corporation.

Board Composition

       Our board of directors consists of nine members, each of whom is currently subject to election at our annual meeting of stockholders.

       Executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

       Our board of directors has a nominating and corporate governance committee, an audit committee and a compensation committee. Each of our committees will have the composition and responsibilities described below:

   Nominating and Corporate Governance Committee

       Our nominating and corporate governance committee is comprised of Messrs. Chang, Kerfoot and Roux, each of whom is a non-management member of our board of directors. The nominating and corporate governance committee is responsible for, among other things:

•	recommending to our board of directors a slate of directors for nominating;

•	developing and recommending to our board of directors a set of corporate governance principles applicable to our company;

•	overseeing the process for evaluating our board of directors and management;

•	evaluating the current composition, organization and governance of our board of directors and its committees, determining future requirements and making recommendations to our board of directors for approval; and

•	reviewing and evaluating, at least annually, the performance of the nominating and corporate governance committee and its members, including the compliance of the nominating and corporate governance committee with its charter.

   Audit Committee

       Our audit committee is comprised of Messrs. Anderson, Bailey, Thompson and Waite, each of whom is a non-management member of our board of directors. Messrs. Anderson, Bailey and Thompson are independent directors.

   Compensation Committee

       Our compensation committee is comprised of Messrs. Anderson, Luczo, Roux and Thompson, each of whom is a nonmanagement member of our board of directors. In accordance with our compensation committee charter, at least two members of the compensation committee are outside directors as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and at least two members are nonemployee directors within the meaning of

Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. The compensation committee is responsible for, among other things:

•	reviewing and making recommendations to our board of directors relating to the compensation policy for our employees, officers, directors and consultants;

•	reviewing and making recommendations to our board of directors regarding all forms of compensation to be provided to our chief executive officer and all equity compensation grants to our officers;

•	reviewing and making recommendations to our board of directors regarding general compensation goals and guidelines for our employees and the criteria by which bonuses to our employees are determined;

•	making recommendations to our board of directors with respect to amendments to our benefit plans and changes to the number of shares reserved for issuance under our benefit plans; and

•	producing an annual report on executive compensation for inclusion in our annual proxy statement.

Compensation Committee Interlocks and Insider Participation

       Our board of directors established its compensation committee in November 1999. Prior to establishing the compensation committee, our board of directors as a whole performed the functions delegated to the compensation committee. Mr. Luczo, a member of our board and compensation committee, is an executive officer of Seagate Technology. Mr. Luczo is also a former officer of our company. Mr. Roux, a member of our board and compensation committee, is a principal of Silver Lake Partners. In addition, we previously paid New SAC, of which Mr. Roux is a director and Mr. Luczo is a director and chairman and chief executive officer, management fees. These fees were discontinued in December 2002. Seagate Technology, of which Mr. Roux is a director and Mr. Luczo is a director and chairman and chief executive officer, provided various administrative services to us under several service agreements. In addition, we have licensed Seagate Technology some of our products. See “Our Relationships and Arrangements with New SAC, Seagate Technology, our Officers and our Directors” for more information about transactions between us and Mr. Luczo and Mr. Roux.

Item 11.     Executive Compensation

Summary Compensation Table

       The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal 2001, 2002 and 2003, to our chief executive officer and our four next most highly compensated executive officers, to whom we refer to collectively as the named executive officers in this document, each of whose compensation exceeded

$100,000 in fiscal 2003. Our former chief executive officer, Gregory B. Kerfoot, is also included in the following table.

						Long-Term
						Compensation
		Annual Compensation				Awards

					Other Annual	Securities
	Fiscal				Compensation	Underlying
Name and Principal Position	Year	Salary($)	Bonus($)(1)		($)	Options(2)

Jonathan J. Judge	2003	$301,533	—		$56,457 (4)	2,000,000
President and Chief Executive Officer(3)	2002	—	—		—	—
	2001	—	—		—	—
Gregory B. Kerfoot	2003	69,095	—		—	—
Chairman of the Board(5)	2002	262,500	$500,000		—	500,000
	2001	235,386	231,800	(6)	—	—
William G. Gibson	2003	257,229	88,440		—	90,000
Chief Operating Officer(7)	2002	245,223	97,580		—	200,000
	2001	218,259	120,620		—	400,000
Eric Patel	2003	207,627	78,477		1,645	56,250
Chief Financial Officer(8)	2002	189,172	97,853		2,017	100,000
	2001	188,024	102,976		82,690 (9)	100,000
Anthony L. Wind	2003	199,092	48,128		1,655	56,250
Chief Technology Officer(10)	2002	180,467	52,548		1,592	57,000
	2001	167,001	55,050		1,670	50,000
Andrew L. Handford	2003	174,301	43,441		1,666	100,000
Vice President of Products and Research	2002	131,900	49,013		1,592	28,125
and Development(11)	2001	115,787	22,144		1,617	27,000

(1)	Does not include annual bonus to Jonathan J. Judge and fourth quarter bonuses for the other executives.

(2)	The stock options listed in the table represent options to purchase our common stock. See “Option Grants in Fiscal 2003” for additional information regarding options to purchase our stock granted during fiscal 2003.

(3)	Mr. Judge became our president and chief executive officer in October 2002 and is paid an annual base salary of $400,000 with a maximum bonus payout of $800,000. Mr. Judge’s compensation for fiscal 2003 included amounts since joining us in October 2002. Mr. Judge’s compensation includes amounts contributed by Mr. Judge to the group registered retirement savings plan in the amount of $3,387 for fiscal 2003. Included in Mr. Judge’s Other Annual Compensation is the employer match made by us under the group registered retirement savings plan, which was $1,693. See “Employment Contracts, Change-of-Control Arrangements and Separation Agreements” for additional information regarding Mr. Judge’s agreement.

(4)	Includes $46,795 of cost of living allowances paid to Mr. Judge under his agreement. See “Employment Contracts, Change-of-Control Arrangements and Separation Agreements” for additional information regarding Mr. Judge’s agreement.

(5)	Mr. Kerfoot was our chief executive officer from August 2000 to October 2002, our president from August 1999 to October 2002 and our chief operating officer from August 1999 to August 2000.

(6)	Mr. Kerfoot donated his bonus to the Crystal Decisions Foundation, a non-profit charitable foundation.

(7)	Mr. Gibson’s compensation for fiscal 2001 included amounts since joining us in September 2000 as our chief operating officer.

(8)	Mr. Patel’s compensation includes amounts contributed by Mr. Patel to the group registered retirement savings plan in the amounts of $2,449 for fiscal 2001, $9,342 for fiscal 2002 and $9,635 for fiscal 2003. Included in Other Annual Compensation is the employer match made by us under the group registered retirement savings plan, of $1,225 for fiscal 2001, $2,017 for fiscal 2002 and $1,645 for fiscal 2003.

(9)	Fiscal 2001 Other Annual Compensation included approximately $76,900 related to a one-time net tax equalization amount that was paid by us on Mr. Patel’s behalf after his repayment of certain advances for Canadian tax liabilities.

(10)	Mr. Wind’s compensation includes amounts contributed by Mr. Wind to the group registered retirement savings plan in the amounts of $3,817 for fiscal 2001, $3,640 fiscal 2002 and $3,780 for fiscal 2003. Included in Other Annual Compensation is the employer match made by us under the group registered retirement savings plan of $1,670 for fiscal 2001, $1,592 for fiscal 2002 and $1,655 for fiscal 2003.

(11)	Mr. Handford’s compensation includes amounts contributed by Mr. Handford to the group registered retirement savings plan in the amounts of $3,367 for fiscal 2001, $3,210 for fiscal 2002 and $3,358 for fiscal 2003. Included in Other Annual Compensation is the employer match made by us under the group registered retirement savings plan, of $1,617 for fiscal 2001, $1,592 for fiscal 2002 and $1,666 for fiscal 2003.

       All named executive officers are employed in Canada and paid in Canadian dollars. The amounts shown in the above table are expressed in U.S. dollars converted from Canadian dollars using the weighted average annual exchange rate for the relevant fiscal year.

Option Grants in Fiscal 2003

       The following table sets forth certain information concerning grants of stock options to each of our named executive officers during fiscal 2003. All stock options to the named executive officers were granted at the fair market value of our common stock at November 19, 2002, which was $5.50 per share.

					Potential Realizable Value
		% of Total			at Assumed Annual
	Number of	Options			Rates of Stock
	Securities	Granted to			Price Appreciation
	Underlying	Employees	Exercise or		for Option Term
	Options	in Fiscal	Base Price	Expiration
Name	Granted	Year	Per Share	Date	5%	10%

Jonathan J. Judge	2,000,000	35.62, %	$5.50	11/19/12	$6,917,841	$17,531,167
Gregory B. Kerfoot	—	—	—	—	—	—
William G. Gibson	90,000	1.60%	5.50	11/19/12	311,303	788,903
Eric Patel	56,250	1.00%	5.50	11/19/12	194,564	493,064
Anthony L. Wind	56,250	1.00%	5.50	11/19/12	194,564	493,064
Andrew L. Handford	100,000	1.78%	5.50	11/19/12	345,892	876,558

       All stock options granted to named executive officers in fiscal 2003 vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th per month thereafter. Under our 1999 stock option plan, our board retains discretion to modify the terms of outstanding options. The percentage of total options granted was based on aggregate grants of options to purchase 5,614,225 shares of common stock to our employees, non-employee directors and named executive officers in fiscal 2003.

       The foregoing options were granted to our named executive officers at an exercise price equal to the fair market value of our common stock on the grant date, as determined by the compensation committee of our board of directors. Because there is no public market for our stock, the compensation committee determined the fair market value of our common stock by considering a number of factors, including, but not limited to, contemporaneous valuations, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by New SAC and comparisons of certain of our key metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

       The table sets forth the hypothetical gains or option spreads that would exist for the options at the end of their respective 10-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted until the expiration of the 10-year option term. The disclosure of 5% and 10% assumed rates is required by the rules of the Securities and Exchange Commission and does not represent our estimate or projection of future common stock prices or stock price growth.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

       The following table sets forth certain information regarding the exercise of stock options in fiscal 2003 by the named executive officers and the value of options held by these individuals at June 27, 2003.

			Number of Securities		Value of Unexercised in-
	Number of		Underlying Unexercised		the-Money Options at
	Shares		Options at June 27, 2003		June 27, 2003
	Acquired on	Value
Name	Exercise	Received	Exercisable	Unexercisable	Exercisable	Unexercisable

Jonathan J. Judge	—	—	—	2,000,000	$—	$5,000,000
Gregory B. Kerfoot	—	—	2,758,332	541,668	10,981,245	2,093,755
William G. Gibson	—	—	358,332	331,668	1,412,495	1,162,505
Eric Patel	—	—	332,289	173,961	1,318,740	596,886
Anthony L. Wind	—	—	286,249	127,001	1,139,059	415,317
Andrew L. Handford	—	—	121,384	133,741	482,607	380,862

       The value received is calculated as the market value of our common stock at the exercise date minus the exercise price. The value of unexercised in-the-money options is deemed to be the fair market value of our common stock at fiscal year end minus the exercise price. The fair market value of our common stock on June 27, 2003, as determined by the compensation committee of our board of directors, was $8.00 per share.

       The foregoing options were granted to our named executive officers at an exercise price equal to the fair market value of our common stock on the grant date, as determined by the compensation committee of our board of directors. Because there is no public market for our stock, the compensation committee determined the fair market value of our common stock by considering a number of factors, including, but not limited to, contemporaneous valuations, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by New SAC and comparisons of certain of our key metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

Director Compensation

       Beginning in June 2003, we began paying our directors cash compensation of $25,000 per year for their service as members of our board of directors. We began also paying the chairperson of our audit committee an additional $10,000 per year and the other members of that committee an additional $5,000 per year. We reimburse our directors for reasonable travel expenses in connection with attendance at board and committee meetings. Prior to June 2003, we did not pay any cash compensation to our directors, except for reimbursement for reasonable travel expenses in connection with attendance at board and committee meetings.

       Under our 1999 stock option plan, nonemployee directors are eligible to receive stock option grants at the discretion of the board of directors. In May 2003, we granted each of Messrs. Anderson, Chang, Luczo, Roux, Thompson and Waite an option to acquire 20,000 shares of our common stock at $8.00 per share. In May 2003, we granted Mr. Bailey an option to purchase 50,000 shares of our common stock at $8.00 per share. In August 2002, we granted Mr. Anderson an option to purchase 50,000 shares of our common stock at $5.50 per share. In May 2001, we granted each of Messrs. Chang, Roux and Thompson an option to purchase 50,000 shares of our common stock at $4.00 per share. In November 1999, we granted Mr. Luczo an option to purchase 275,000 shares and granted Mr. Waite an option to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. Each of the grants vest as to 25% of the shares at the first anniversary of grant and as to 1/48th of the shares monthly thereafter.

Employment Contracts, Change-of-Control Arrangements and Separation Agreements

       In September 2002, we entered into an agreement with Mr. Judge in connection with Mr. Judge’s employment as our president and chief executive officer. We agreed to pay Mr. Judge a base salary of $400,000 with additional performance-based bonus compensation of up to a maximum of $800,000 per year. Mr. Judge also received an option grant of 2,000,000 shares at a per share exercise price of $5.50 in November 2002. Mr. Judge’s initial option vests as to 25% of the shares on the first anniversary of his employment with us and as to 1/48th of the total number of shares monthly thereafter. In addition, we agreed to recommend to our board of directors that the board grant Mr. Judge an option to purchase 250,000 shares of our stock upon successful completion of an initial public offering, as well as an option to purchase an additional 250,000 shares of stock upon completion of four successive quarters of attaining 100% of our revenues and profitability targets after completion of an initial public offering. These additional options will be granted at a fair market value to be determined by the board of directors on the date of grant and will be subject to four-year vesting from the date of grant.

       Mr. Judge also is entitled to health benefits as well as reimbursement for reasonable premium costs for a $1 million term life insurance policy, up to a maximum annual premium of $20,000. We agreed to provide Mr. Judge with coverage for typical relocation expenses, reasonable attorneys’ fees in connection with the negotiation of his letter agreement and reasonable annual tax and financial planning expenses.

       We have agreed to pay Mr. Judge a severance payment of $400,000 upon termination of his employment for any reason after five years as our employee. We have also agreed to assist Mr. Judge in establishing a Canadian immigrant trust. Mr. Judge agreed to place his Georgia residence in the trust during his employment with us for up to one day less than five years. In return, we agreed to pay or reimburse Mr. Judge for any Canadian departure taxes arising from his residence relating to the employment period of up to one day less than five years. If Mr. Judge is employed by us for at least five years, we have agreed to pay or reimburse him for any Canadian departure taxes related to his residence whenever the departure tax liability may arise, including following termination of his employment for any reason. However, if we terminate his employment without cause prior to his five-year employment anniversary, we will not be obligated to cover his Canadian departure taxes related to his residence. We refer to these payments as the residence tax payments.

       In the event that we terminate Mr. Judge for any reason other than cause or if he resigns as a result of involuntary termination on or before his one-year anniversary of employment with us, we have agreed to pay Mr. Judge, in lieu of any other severance other than the severance payment or the residence tax payments, if due, 1.5 times his base salary and target bonus for the year and to cover his COBRA premiums for the full period provided by law or provide up to $2,500 per month for the same period in reimbursement for healthcare premiums if COBRA is not available. In the event that this termination occurs after his one-year anniversary of his employment with us, we have agreed to pay him the sum of his base salary and target bonus for the year in addition to the coverage for the COBRA premiums discussed above. In the event that we terminate Mr. Judge for cause or if he voluntarily resigns other than pursuant to involuntary termination, we may elect, in our sole discretion, to provide him with the benefits described in this paragraph so that he will be subject to a non-compete agreement and so that he will sign a release of all claims against us, our directors and our employees.

       In the event of a change of control, we have agreed to provide Mr. Judge with immediate vesting of 50% of his then unvested shares with respect to his initial option grant of 2,000,000 shares and his pending grant of 250,000 options to be granted upon the successful completion of an initial public offering, as well as one additional year of vesting on any of his other options. In the event that he resigns within three months following a change of control in which he is not made the chief executive officer of the surviving entity, we have agreed to pay Mr. Judge, in lieu of any other severance other than the accelerated vesting described above and the severance and residence tax payments, if due, and a lump sum cash payment equal to two times the sum of his base salary and target bonus. In the event of an involuntary termination or termination by us without cause within 12 months following a change of control, we have agreed to pay Mr. Judge, in lieu of any other severance other than the accelerated vesting and the severance and residence tax payments, if due, a lump sum cash payment equal to two times the sum of his base salary and target bonus for the year, as well as providing full acceleration of his initial option grant of 2,000,000 shares and his pending grant of 250,000 shares and acceleration of one year of vesting for all of his other options, if any.

       In July 2000, we entered into an agreement with Mr. Gibson in connection with Mr. Gibson’s employment as our chief operating officer. We agreed that if we terminated Mr. Gibson’s employment without just cause for which we have agreed to provide him written notice, we would pay him his then current base salary for one year, an amount equal to his bonus for the calendar year immediately preceding his termination and an allowance of 10% of his annual base salary in lieu of all other benefits. We would be required to pay these amounts to Mr. Gibson monthly over a one year period.

       Other than our agreements with Messrs. Judge and Gibson, we currently do not have change-of-control or separation agreements with any of the named executive officers nor do we have any employment agreements that require our named executive officers to provide services to us for any specific term.

Incentive Plans

1999 Stock Option Plan

       Our board of directors adopted our 1999 stock option plan in August 1999 and reserved 22,500,000 shares of common stock for issuance under the 1999 plan. The 1999 plan was approved by our stockholders in August 1999.

       The 1999 plan provides for grants of incentive stock options to employees, including officers and employee directors and nonstatutory stock options to employees, consultants and nonemployee directors of our company, our parent and our respective subsidiaries. The purposes of our 1999 plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants to perform future services and to promote the success of our business. At the direction of the board of directors, the compensation committee administers our 1999 plan and determines, among other things, the optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

       The term of the options granted under the 1999 plan is set forth in the option agreement. The term of an option may not exceed 10 years and, in the case of an incentive stock option granted to an optionee who owns more than 10% of the voting power of all the classes of stock of our company, parent or subsidiaries at the time of grant, the term of an option may not exceed five years. The exercise price for options granted under the 1999 plan is determined in the option agreement. However, in the case of options granted to an employee who owns stock representing more than 10% of the voting power of all classes of voting stock of our company, parent or subsidiaries, the exercise price may be no less than 110% of the fair market value of a share of our common stock at the time of the grant. For all other employees, the exercise price may not be less than fair market value of our common stock for an incentive stock option and may not be less than 85% of the fair market value for a nonstatutory stock option. Generally, options granted under the 1999 plan vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th per month thereafter of the shares subject to the option.

       No incentive stock options may be granted to an optionee, which, when combined with all other incentive stock options becoming exercisable in any calendar year that are held by that person, would have an aggregate fair market value in excess of $100,000. In any fiscal year, we may not grant any employee options to purchase more than 5,000,000 shares. However, in connection with his or her initial employment, an employee may be granted options to purchase up to an additional 3,000,000 shares that will not count against the 5,000,000 share limit.

       In the event of a merger of our company or a sale of substantially all of our assets, any option which is not assumed or substituted by a successor will fully vest and then terminate after 15 days from the completion date of the notice sent to the optionee informing the optionee of such vesting acceleration.

       The 1999 plan will terminate in August 2009, unless our board of directors terminates it sooner. Other than options held by nonemployee members of our board of directors or outstanding under the United Kingdom sub-plan of the 1999 plan, at the effective time of the proposed acquisition options then outstanding under the 1999 plan will become options to acquire Business Objects ADSs pursuant to an exchange ratio and adjustment to the per share exercise price determined at the effective time. Options held by nonemployee members of our board of directors or granted under the United Kingdom sub-plan will become fully exercisable prior to our proposed acquisition by Business Objects. Any of those options not exercised prior to the effective time of the proposed acquisition will terminate and will no longer be exercisable or represent the right to purchase Business Objects ADSs.

       As of June 27, 2003, we had issued 1,090,581 shares of common stock upon the exercise of options under the 1999 plan. In addition, there were 17,725,377 options to purchase shares of our common stock outstanding and 3,684,042 shares available for grant under the 1999 plan as of June 27, 2003.

2000 Stock Option Plan

       Our board of directors adopted our 2000 stock option plan in June 2000 and reserved 200,000 shares of common stock for issuance under the 2000 plan. Our stockholders approved the 2000 plan in June 2000.

       The 2000 plan provides for grants of incentive stock options to employees, including officers and employee directors, of our company, parent or subsidiaries and nonstatutory stock options to employees, consultants and non-employee directors of our company, our parent and our respective subsidiaries. The purposes of our 2000 plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, consultants and non-employee directors and to promote the success of our business. At the request of the board of directors, the compensation committee administers our 2000 plan and determines, among other things, the optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

       The term of the options granted under the 2000 plan is set forth in the option agreement. The term of an option may not exceed 10 years and, in the case of an incentive stock option granted to an optionee who owns more than 10% of the voting power of all of the classes of stock of our company, parents or subsidiaries at the time of grant, the term of an option may not exceed five years. The exercise price for options granted under the 2000 plan is determined in the option agreement. However, in the case of options granted to an employee who owns stock representing more than 10% of the voting power of all classes of voting stock of our company, parent or subsidiaries, the exercise price may be no less than 110% of the fair market value of a share of our common stock at the time of the grant. For all other employees, the exercise price may not be less than fair market value of our common stock for an incentive stock option and may not be less than 85% of the fair market value for a nonstatutory stock option. Under the terms of the stock option agreements under which the outstanding stock options were granted, the options were granted at fair market value and become fully vested and exercisable immediately prior to a merger or sale of substantially all of our assets, or on the date upon which a registration statement related to an initial public offering is declared effective by the Securities and Exchange Commission. We expect to record a non-cash dividend upon vesting of these options at some time prior to the proposed acquisition, as all of the options under this plan have been granted to employees of our parent or a company under common control.

       The 2000 plan will terminate in June 2010, unless our board of directors terminates it sooner. Prior to our proposed acquisition by Business Objects, options outstanding under the 2000 plan will become fully exercisable. Any options not exercised at the effective time of the proposed acquisition will terminate and will no longer be exercisable or represent the right to receive an option to purchase Business Objects ADSs.

       As of June 27, 2003, we had granted options to purchase 161,450 shares of our common stock under the 2000 plan of which 103,450 options were outstanding; however, no shares have been issued upon the exercise of options under the 2000 plan. As of June 27, 2003, 96,550 shares remained available for grant under the 2000 plan.

2002 Stock Option Plan

       Our board of directors adopted our 2002 stock option plan in May 2002 and amended it in May 2003. A total of 5,000,000 shares of common stock have been reserved for issuance under our 2002 plan, together with an annual increase in the number of shares of common stock reserved under the plan beginning on the first day of our fiscal year, commencing July 3, 2004, in an amount equal to the lesser of:

•	7,500,000 shares of common stock;

•	5.0% of our outstanding shares of common stock on the last day of the prior fiscal year; or

•	an amount determined by our board of directors.

       The 2002 plan provides for grants of incentive stock options to our employees including officers and employee directors of our company, parent or subsidiaries and nonstatutory stock options to employees, consultants and nonemployee directors. The purposes of our 2002 plan are to attract and retain the best available personnel, to provide additional incentive to our employees, consultants and nonemployee directors and to promote the success of our business. At the request of the board of directors, the compensation committee administers our 2002 plan and determines, among other things, the optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

       The term of the options granted under the 2002 plan is set forth in the option agreement. However, the term of an incentive stock option may not exceed 10 years and, in the case of an option granted to an optionee who owns more than 10% of the total combined voting power of all classes of stock of our company, parent or subsidiaries at the time of grant, the term of an option may not exceed five years. Options granted under the 2002 plan vest and become exercisable as set forth in each option agreement.

       With respect to any optionee who owns more than 10% of the total combined voting power of all classes of stock of our company, parent or subsidiaries, the exercise price of any stock option granted must be at least 110% of the fair market value of our common stock on the grant date. For all other employees, the exercise price may not be less than fair market value. However, for all employees, options may be granted with an exercise price of less than fair market value on the date of grant pursuant to a merger or other corporate transaction.

       No incentive stock options may be granted to an optionee, which, when combined with all other incentive stock options becoming exercisable in any calendar year that are held by that person, would have an aggregate fair market value in excess of $100,000. In any fiscal year, we may not grant any employee options to purchase more than 1,000,000 shares or 4,000,000 shares in the case of an employee’s initial employment.

       In the event of a merger of our company or a sale of substantially all of the assets of our company, any option that is not assumed or substituted by a successor will fully vest and will terminate upon completion of the transaction.

       The 2002 stock option plan will terminate in May 2013, unless our board of directors terminates it sooner.

       As of June 27, 2003, we had not granted any options nor issued any shares of common stock upon the exercise of options granted under our 2002 plan and 5,000,000 shares remain available for grant under our 2002 plan.

       The 2002 Stock Option Plan will become effective only upon the effective date of a registration statement of a firm commitment underwritten initial public offering. Assuming the proposed acquisition of Crystal Decisions by Business Objects is completed, it is currently expected that the 2002 Stock Option Plan will not become effective.

   2002 Director Option Plan

       Our board of directors adopted our 2002 director option plan in May 2002 and amended it in May 2003. We have reserved a total of 250,000 shares of common stock for issuance under the 2002 director option plan, together with an annual increase in the number of shares of common stock reserved under the plan beginning on the first day of our fiscal year commencing July 3, 2004 equal to the lesser of:

•	300,000 shares of common stock;

•	0.2% of the outstanding shares of our common stock on the last day of the prior fiscal year; or

•	an amount determined by the board of directors.

       The option grants under the 2002 director option plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date.

       Only nonemployee directors are eligible for grants under our 2002 director option plan. The 2002 director option plan provides for an initial grant to a new nonemployee director of an option to purchase 50,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be automatically granted an option to purchase 20,000 shares of common stock on the first meeting of our board of directors after our annual meeting of stockholders. So long as that director has been a member of our board of directors for six months or more at the time of our annual meeting.

       The term of the options granted under the 2002 director option plan is 10 years, but the options expire three months following the termination of the optionee’s status as a director or 12 months if the termination is due to death or disability. The grants will become exercisable at a rate of 25% of the shares subject to the grant after the first anniversary of the date of grant and 1/48th of such shares per month commencing thereafter.

       In the event of a merger of the company or a sale of substantially all of the assets of the company, any option which is not assumed or substituted will fully vest and will terminate upon completion of the transaction.

       The 2002 director option plan will terminate in May 2013, unless our board of directors terminates it sooner.

       As of June 27, 2003, we had not granted any options nor issued any shares of common stock upon the exercise of options under our 2002 director option plan and 250,000 shares remain available for grant under our 2002 director option plan.

       The 2002 Director Option Plan will become effective only upon the effective date of a registration statement of a firm commitment underwritten initial public offering. Assuming the proposed acquisition of Crystal Decisions by Business Objects is completed, it is currently expected that the 2002 Director Option Plan will not become effective.

   Registered Retirement Savings Plan

       Our regular full- and part-time employees in Canada are entitled to participate in a group registered retirement savings plan that we sponsor. This plan is established by contractual arrangement between participating employees and the Royal Bank of Canada, who operates the plan. The plan is registered under Section 146 of the Income Tax Act (Canada) and provides that employees may contribute, on a pre-tax basis, funds for investment on their behalf by Royal Bank of Canada. We contribute, on behalf of each participating employee, fifty cents for every dollar that the employee contributes to his or her plan account, up to an annual maximum of Canadian $2,500 or 6% of the employee’s annual salary, whichever is less. Employee participation in the plan is voluntary. We made matching contributions to the plan of an aggregate of Canadian $1.3 million in fiscal 2001, Canadian $1.5 million in fiscal 2002 and Canadian $1.7 million in fiscal 2003.

   401(k) Plan

       Our employees in the United States are eligible to participate in the Seagate Technology 401(k) plan, if they have attained the age of 21 and have completed one month of service with us. The Seagate Technology 401(k) plan excludes from participation employees of affiliated employers, employees subject to collective bargaining agreements and nonresident alien employees. The Seagate Technology 401(k) plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended, and the Seagate Technology 401(k) plan trust is intended to qualify under Section 501(a) of the Internal Revenue Code. All contributions to the Seagate Technology 401(k) plan by eligible employees, and the investment earnings thereon, are not taxable to these employees until withdrawn and are 100% vested immediately. Our eligible employees may elect to reduce their current compensation up to the maximum statutorily prescribed annual limit, and to have these salary reductions contributed on their behalf to the Seagate Technology 401(k) plan. In connection with the proposed acquisition, our employees who participated in Seagate Technology’s 401(k) plan will be provided the opportunity to roll their Seagate Technology 401(k) plan interests into the Business Objects 401(k) plan, to the extent that the rollover is available under the terms of the Business Objects 401(k) plan and applicable law. After the closing of the proposed acquisition our employees will no longer be eligible to make new contributions to Seagate Technology’s 401(k) plan but generally may maintain their existing balances in the Seagate Technology 401(k) plan if they so choose. We made matching contributions to the Seagate Technology 401(k) plan of an aggregate of $295,000 in fiscal 2001, $367,000 in fiscal 2002 and $426,000 in fiscal 2003.

Limitations on Liability and Indemnification Matters

       We have adopted provisions in our certificate of incorporation that limit the liability of our directors and executive officers for monetary damages for breach of their fiduciary duties to the maximum extent permitted by Delaware law. Under Delaware law, a certificate of incorporation may provide that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors except liability for:

•	any breach of their duty of loyalty to our company or our stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

       The limits on a director or officer’s liability in our certificate of incorporation do not apply to liabilities arising under the federal securities laws and will not affect the availability of equitable remedies such as injunctive relief or rescission.

       Our certificate of incorporation, together with our bylaws, provide that we must indemnify our directors and officers and may indemnify our other employees and agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity, regardless of whether our bylaws would otherwise permit indemnification. We believe that the indemnification provisions of our certificate of incorporation and bylaws are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

       We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by the board of directors. These agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as our directors and executive officers. Messrs. Luczo, Roux, Thompson and Waite have entered into indemnification agreements with New SAC. In addition, Mr. Roux, one of our directors, has entered into an indemnification agreement with an affiliate of Silver Lake Partners. An affiliate of Silver Lake Partners also maintains directors’ and officers’ liability insurance that covers Mr. Roux’s membership on our board.

       At present we are not aware of any pending litigation or proceeding involving any director, officer, employee or agent of our company in such person’s capacity with our company where indemnification will be required or permitted. We are also not aware of any threatened litigation or proceeding that might result in a claim for indemnification.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of June 27, 2003 by the following:

•	each stockholder known by us to own beneficially more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

       Except as otherwise noted below, the address of the beneficial owners is c/o Crystal Decisions, Inc., 895 Emerson Street, Palo Alto, California 94301.

       We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information furnished by these owners, have sole voting power and investment power with respect to these shares, subject to applicable community property laws. New SAC, affiliates of Silver Lake Partners, affiliates of Texas Pacific Group and affiliates of August Capital are parties to a shareholders agreement and other arrangements that result in these persons acting as a group with respect to all matters submitted to our stockholders. We have based our calculation of the percentage of beneficial ownership of 76,091,581 shares of common stock outstanding as of June 27, 2003.

       In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 27, 2003. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

	Shares of
	Common Stock
	Beneficially Owned

Name and Address of Beneficial Owner	Number	Percentage

New SAC(1)	75,001,000	98.6%
c/o M&C Corporate Services Limited P.O. Box 309GT, Ugland House South Church Street George Town Grand Cayman, Cayman Islands
Affiliates of Silver Lake Partners, L.P.(2)	75,001,000	98.6
c/o Silver Lake Partners, L.P. 2725 Sand Hill Road, Suite 150 Menlo Park, California 94025
TPG SAC Advisors III Corp.(3)	75,001,000	98.6
c/o Texas Pacific Group 301 Commerce Street, Suite 3300 Fort Worth, Texas 76102
Affiliates of August Capital III, L.P.(4)	75,001,000	98.6
c/o August Capital 2480 Sand Hill Road, Suite 101 Menlo Park, California 94025
Named Executive Officers and Directors:
Jonathan J. Judge	—	*
Eric Patel(5)	351,040	*
Anthony L. Wind(6)	301,123	*
Andrew L. Handford(7)	127,847	*
William G. Gibson(8)	383,332	*
Fred D. Anderson(9)	12,500	*
Robert L. Bailey	—	*
Justin T. Chang(10)	75,032,249	98.6
Gregory B. Kerfoot(11)	3,104,165	3.9
Stephen J. Luczo(12)	75,271,000	98.8
David J. Roux(13)	75,032,249	98.6
John W. Thompson(14)	31,249	*
Donald L. Waite(15)	75,051,000	98.6
All directors and executive officers as a group (13 persons)(16)	79,667,671	99.2

*	Less than one percent.

(1)	A wholly owned subsidiary of New SAC acquired 75,001,000 shares of our outstanding common stock in November 2000. Messrs. Luczo and Roux, in their capacities as directors of New SAC, and Mr. Waite, in his capacity as an officer of New SAC, may be deemed to have shared voting or dispositive power over these shares. Each of them disclaims this beneficial ownership.

(2)	Includes 75,001,000 shares of our common stock beneficially owned by New SAC, over which affiliates of Silver Lake Partners, L.P. may be deemed, as a result of their ownership of approximately 31.8% of New SAC’s total outstanding shares, to have shared voting or dispositive power. The affiliates of Silver Lake Partners, L.P. are Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. The sole general partner of each of Silver Lake Partners Cayman, L.P. and Silver Lake Investors Cayman, L.P. is Silver Lake Technology Associates Cayman, L.P. and the sole general partners of each of Silver Lake Technology Associates Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. is Silver Lake (Offshore) AIV GP LTD. The shareholders of Silver Lake (Offshore) AIV GP LTD are James A. Davidson, Glenn H. Hutchins, David J. Roux, Integral Capital Partners SLP LLC, Yolande Jun and Karl Schade. Ms. Jun and Mr. Schade are employees of an affiliate of Silver Lake Partners, L.P. All persons identified above disclaim beneficial ownership of these shares.

(3)	Includes 75,001,000 shares of our common stock beneficially owned by New SAC, over which affiliates of TPG SAC Advisors III Corp. may be deemed, as a result of their ownership of approximately 22.1% of New SAC’s total outstanding shares, to have shared voting or dispositive power. TPG SAC Advisors III Corp. is the sole general partner of TPG SAC GenPar, L.P., which is the sole general partner of SAC Investments, L.P. The shareholders of TPG SAC Advisors III Corp. are David Bonderman, James G. Coulter, William S. Price, Justin T. Chang and John Marren. Each of them, however, disclaims beneficial ownership of these shares, except to extent of his pecuniary interest therein.

(4)	Includes 75,001,000 shares of our common stock beneficially owned by New SAC, over which affiliates of August Capital III, L.P., may be deemed, as a result of their ownership of 11.4% of New SAC’s outstanding shares, to have shared voting or dispositive power. The members of August Capital Management III, L.L.C. may be deemed to have shared voting or dispositive power over those shares. August Capital Management III, L.L.C. is the general partner of August Capital III, L.P. The members of August Capital Management III, L.L.C. are Andrew S. Rapaport, John Johnston, David F. Marquardt and Andrew Anker. Each of them, however, disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(5)	Includes 351,040 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003.

(6)	Includes 301,123 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003.

(7)	Includes 127,847 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003.

(8)	Includes 383,332 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003.

(9)	Includes 12,500 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003.

(10)	Represents 75,001,000 shares of common stock beneficially owned by New SAC to which Mr. Chang may be deemed, in his capacity as a principal of Texas Pacific Group, to have shared voting or dispositive power. Includes 31,249 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003. TPG SAC Advisors III Corp., which owns approximately 22.1% of New SAC’s total outstanding shares, is the sole general partner of TPG SAC GenPar, L.P., which is the sole general partner of SAC Investments, L.P. Mr. Chang is also a shareholder of TPG SAC Advisors III Corp., which is the sole general partner of TPG SAC GenPar, L.P., which is the sole general partner of SAC Investments, L.P., which owns approximately 22.1% of New SAC’s total outstanding shares. Mr. Chang disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(11)	Includes 2,904,165 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003. Mr. Kerfoot also owns 170,000 shares of New SAC, representing 1.5% of New SAC’s total outstanding shares.

(12)	At June 27, 2003, we held repurchase rights on 12,917 shares. Also, includes 95,000 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003. Includes 75,001,000 shares of common stock beneficially owned by New SAC to which Mr. Luczo may be deemed, in his capacity as the chief executive officer and director of New SAC, to have shared voting or dispositive power. Mr. Luczo disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Mr. Luczo owns 556,904 shares of New SAC, representing 4.9% of New SAC’s total outstanding shares.

(13)	Represents 75,001,000 shares of common stock beneficially owned by New SAC to which Mr. Roux may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Roux disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Includes 31,249 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003.

(14)	Includes 4,166 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days after June 27, 2003. Mr. Thompson owns 13,000 shares of New SAC, representing 0.1% of New SAC’s total outstanding shares.

(15)	At June 27, 2003, we held repurchase rights on 4,168 shares. Also includes 75,001,000 shares of common stock beneficially owned by New SAC to which Mr. Waite may be deemed, in his capacity as an officer of New SAC, to have shared voting or dispositive power. Mr. Waite disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Mr. Waite owns 124,738 shares of New SAC, representing 1.1% of New SAC’s total outstanding shares.

(16)	See notes 2 through 15.

Item 13.     Certain Relationships and Related Transactions

Transactions with Seagate Technology

       In December 2000, we signed a software license agreement with Old Seagate, whose obligations were assigned to Seagate Technology. Under the terms of the license agreement, we granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use certain business intelligence products and receive related maintenance and support services for one year. The total value of the license agreement was $1.6 million. The license agreement was priced at an approximate 50% discount to our established list price. We recognized $1.5 million of the revenues from the license agreement in fiscal 2001 and the remaining $151,000 in fiscal 2002. We also earned consulting revenues of $327,000 in fiscal 2001 and $30,000 in fiscal 2002.

       The maintenance and support services related to the license agreement were renewed for one year during the three months ended December 28, 2001 and for an additional year in the three months ended March 28, 2003. Revenues from maintenance and support services are being recognized ratably over the term of the contract, which is one year. We recognized $282,000 in fiscal 2002 and $455,000 in fiscal 2003 in connection with these maintenance and support services. At June 27, 2003, there were no amounts in accounts receivable due from Seagate Technology as a result of the renewal of maintenance and support services.

       Historically, Old Seagate and Seagate Technology, either directly or indirectly, provided substantial administrative and financial services to us under a general services agreement between Seagate Software Holdings and Old Seagate dated June 28, 1997. During fiscal 2001, the general services agreement was replaced by the following agreements between us and Seagate Technology and its affiliates: a corporate services agreement, a payroll services agreement and a management services agreement. Under substantially the same terms as the general services agreement, Seagate Technology and its affiliates continued to provide various cash management, taxation, administrative, accounting and similar corporate and managerial services as requested by us. Seagate Software Holdings contributed its rights, and we assumed Seagate Software Holdings’ obligations under the general services agreement in connection with the asset contribution in fiscal 2000. Seagate Technology assumed Old Seagate’s rights and obligations under the general services agreement in connection with the closing of the November 2000 transactions.

       For various corporate services performed on our behalf, Old Seagate and Seagate Technology charged us an aggregate of $1.2 million in fiscal 2001 and Seagate Technology charged us an aggregate of $865,000 in fiscal 2002 and an aggregate of $348,000 in fiscal 2003. The amounts we paid to Old Seagate and Seagate Technology represented a reasonable estimate of Old Seagate or Seagate Technology’s direct and indirect costs incurred in performing services for us. The cost allocated to us was intended to be on a basis no less favorable than what we could obtain from an unaffiliated third party. We have audit rights with respect to the computation and analysis of service fees pursuant to the general services agreement and the agreements that replaced the general services agreement in fiscal 2001.

       In December 2002, we paid a non-recurring termination fee of $625,000 to Seagate Technology for the benefit of New SAC related to a previous consulting and advisory contract.

       Additionally, on July 4, 2000, we signed a revolving loan agreement with Seagate Technology on substantially the same terms and conditions as the prior agreement, which was dated July 4, 1998, between Seagate Software Holdings and Seagate Technology. In connection with the asset contribution, Seagate Software Holdings’ rights and obligations under the 1998 intercompany revolving loan agreement were contributed to and assumed by us. Under the revolving loan agreement, Seagate Technology financed some of our working capital requirements. The revolving loan agreement provided for maximum borrowings of up to $60.0 million and expired on July 4, 2001. On July 4, 2001, we renewed this revolving loan agreement with Seagate Technology. The July 4, 2001 revolving loan agreement provided for maximum borrowings of up to $15.0 million and expired on July 4, 2002. We did not renew the revolving loan agreement and it expired on July 4, 2002.

       We had no receivables from Seagate Technology as of June 28, 2002 or June 27, 2003 under the revolving loan agreement. Borrowings from Old Seagate and Seagate Technology were used primarily to fund our operating activities. During fiscal 2001, there were $4.8 million of net repayments under the revolving loan agreement. In addition during fiscal 2001, Seagate Technology repaid $31.0 million of the loan receivable under the revolving loan agreement. During fiscal 2002, Seagate Technology made $3.4 million of net repayments under the revolving loan agreement. There were no borrowings from Seagate Technology or repayments to Seagate Technology during fiscal 2003.

       We were included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Old Seagate until November 22, 2000. Old Seagate and Seagate Software Holdings entered into a tax allocation agreement dated April 4, 1996 pursuant to which we computed hypothetical tax returns as if we were not joined in consolidated or combined returns with Old Seagate and assuming the maximum marginal federal corporate income tax rate. Generally, we were required to pay Old Seagate the positive amount of any hypothetical taxes. If the hypothetical tax returns showed entitlement to refunds, including any refunds attributable to a carryback, then Old Seagate would pay us the amount of any refunds. The amounts relating to the tax allocation agreement were included in the net intercompany revolving loan balance. The tax allocation agreement terminated upon the closing of the November 2000 transactions.

       We entered into a state tax allocation agreement with several New SAC affiliates effective as of November 23, 2000. Under the terms of the state tax allocation agreement, each entity that is included in any state unitary and combined return with the other New SAC affiliates must compute hypothetical tax returns, with certain modifications, as if the entity were not included in combined returns with the other New SAC affiliates. Each entity must pay the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to carrybacks, then the other New SAC affiliates will pay the entitled entities the amount of such refunds within 30 days of the close of the fiscal year in which the entitled entities otherwise would have been able to utilize the net operating losses or tax credits on a separate return filing basis. We have not been included in any state unitary and combined return with the other New SAC affiliates since June 30, 2001. As of June 27, 2003, there were no tax-related receivables due to us from certain New SAC affiliates.

       We occupy two facilities leased by Seagate Technology for which we pay Seagate Technology fair value rent and related costs in aggregate of approximately $340,000 per year. One of the subleases is expected to end in September 2003.

Transactions with VERITAS

       VERITAS and a subsidiary of VERITAS Software Corporation entered into a three-year cross license and original equipment manufacturer agreement with Crystal Decisions, Corp., a wholly owned subsidiary, on May 28, 1999. Messrs. Luczo and Kerfoot were members of the board of directors of VERITAS at that time. The cross license agreement provided for the licensing of certain products between the parties. We recognized no revenues from VERITAS in fiscal 2001, fiscal 2002 or fiscal 2003.

       On June 21, 2002, the cross license agreement was terminated and we entered into two software license and services agreements with VERITAS Software Global Corporation. Messrs. Luczo and Roux were members of the board of directors of VERITAS at that time. Under one of the agreements, VERITAS granted us a perpetual, irrevocable, non-exclusive, non-transferable worldwide license to use given products in specified amounts, solely in support of our internal business operations. The software license agreement provided for the purchase of annual maintenance and support, which was calculated as a percentage of the actual list price of the licensed software. In July 2002, we recorded approximately $622,000 as a prepaid expense related to the annual maintenance and support contract, which was being expensed ratably in fiscal 2003. In July 2003, the maintenance and support agreement was renewed for selected products of the software and we recorded approximately $111,000 as a prepaid expense, which is being expensed ratably in fiscal 2004. In a separate agreement, we granted VERITAS a perpetual software license to use given products in specified amounts and 18 months of maintenance and support services for no consideration. The fair value of the license and maintenance and support services was approximately $126,000. We recognized no revenues under this agreement.

Sale of Seagate Technology

       Our majority stockholder is New SAC, an exempted limited liability company organized under the laws of the Cayman Islands. New SAC was formed by affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners LLC, investment partnerships of which the general partner, managing general partner or investment manager is affiliated with Goldman, Sachs & Co. and other investors.

       Prior to November 22, 2000, we were a majority owned subsidiary of Seagate Software Holdings, a Delaware corporation and wholly owned subsidiary of Old Seagate.

       We became an indirect subsidiary of New SAC on November 22, 2000 when Seagate Software (Cayman) Holdings acquired 75,001,000 shares, or 99.7% of our common stock outstanding on that date, under the terms of a stock purchase agreement with Old Seagate and Seagate Software Holdings. Upon completion of the transaction, New SAC purchased all of the operating assets of Old Seagate and its consolidated subsidiaries for cash and borrowings of $1.84 billion, including transaction costs of $25 million. This included Old Seagate’s rigid disc drive, storage area network, removable tape storage solutions businesses and operations, our common stock, and certain cash balances, but excluded the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Old Seagate’s equity investments, which were subsequently transferred to VERITAS through a merger of a wholly owned subsidiary of VERITAS into Old Seagate.

       Messrs. Luczo, Kerfoot and Waite, who are members of our board of directors, each invested in the equity component of the financing for the November 2000 transaction with New SAC and each is a shareholder of New SAC. Mr. Luczo and Mr. Waite also participated in the financing of the transaction through the roll-over of a portion of their outstanding stock and options in Old Seagate to equity interests in New SAC and deferred compensation in a subsidiary of New SAC.

       In addition, Mr. Luczo and Mr. Waite entered into employment agreements with Seagate Technology (US) Holdings, Inc. Each employment agreement has a three-year term, subject to automatic successive one-year renewals thereafter. Under the employment agreements, Mr. Luczo was appointed and serves as chief executive officer of New SAC and Seagate Technology, and Mr. Waite was appointed and serves as executive vice president and chief administrative officer of New SAC, Seagate Technology and Seagate Software (Cayman) Holdings, as well as the president and chief operating officer of Certance Holdings. Mr. Luczo also became a director of New SAC and Seagate Technology and Certance Holdings and chief executive officer, president and chief operating officer of Seagate Software (Cayman) Holdings.

       Messrs. Luczo, Kerfoot and Waite also received shares of VERITAS common stock and cash to the extent of their outstanding common stock and options in Old Seagate, net of any amounts rolled over into equity and deferred compensation in New SAC and its affiliates. The per share amounts paid to these board members were the same as the amounts paid to other holders of Old Seagate common stock.

       In connection with the November 2000 transactions, New SAC and its affiliates, including us, agreed to assume and indemnify VERITAS and its affiliates for substantially all liabilities arising in connection with Old Seagate’s and our operating assets and for selected tax liabilities. In return, VERITAS, Old Seagate and their affiliates agreed to indemnify New SAC and its affiliates, including us, for certain liabilities, including all taxes of Old Seagate for which New SAC and its affiliates are not obligated to indemnify VERITAS and its affiliates. VERITAS deposited $150 million in an escrow account. This amount will reduce these tax liabilities, including those of our company and our subsidiaries. To the extent any part of the $150 million is not utilized to satisfy these tax liabilities, it will be paid to the former stockholders of Old Seagate.

       In July 2002, we entered into a reimbursement agreement with Seagate Technology and its affiliates which allocates the respective liabilities and obligations of the parties under the indemnification agreement. Under the reimbursement agreement, if we and Seagate Technology became obligated to indemnify VERITAS or Old Seagate under the indemnification agreement, a subsidiary of Seagate Technology will be responsible for the first $125 million of the tax liabilities. Any amount in excess of the first $125 million will be allocated pro rata in accordance with the portion of the purchase price allocated to each entity in connection with the November 2000 transaction among various subsidiaries and affiliates Seagate Technology and us. For indemnification obligations other than tax liabilities, the parties agreed that the responsible entity will reimburse any entity that satisfies the obligation on its behalf.

       In connection with the agreement and plan of merger that we entered into on July 18, 2003 with Business Objects, we agreed to use our reasonable efforts to obtain from VERITAS a written release from our obligations to indemnify VERITAS for matters arising prior to the November 2000 transaction.

       In addition, on July 18, 2003, New SAC entered into a letter agreement with us whereby New SAC agreed to reimburse us for any claims arising prior to March 31, 2006 and related to tax matters under the reimbursement agreement or the indemnification agreement. The letter agreement will become effective only upon the closing of the proposed acquisition of our company by Business Objects and will not be of any force or effect if the proposed acquisition is not completed.

New SAC Shareholders Agreement

       As of the date of the closing of the November 2000 transactions, our parent company, New SAC, entered into a shareholders agreement with its shareholders, certain members of our board of directors and specified members of Seagate Technology’s management. The New SAC shareholders agreement will terminate in the event that 50% or more of New SAC’s shares are sold or distributed to the public or are actively traded on a national securities exchange.

Corporate Governance

       New SAC’s board of directors consists of nine members, three of whom are designated by Silver Lake Partners, two of whom are designated by Texas Pacific Group, one of whom is an executive officer of New SAC whose appointment is reasonably acceptable to a majority of the directors, one of whom is an independent director proposed by Silver Lake Partners, approved by Texas Pacific Group and reasonably acceptable to a majority of the directors, one of whom is the chief executive officer of New SAC and one of whom is a director elected pursuant to the provisions of New SAC’s governing documents. The consent of at least seven members of New SAC’s board of directors is required before New SAC may voluntarily commence a bankruptcy proceeding, enter into a material business combination, sell a material amount of assets, enter into a material transaction with some of the shareholders of New SAC or any of its affiliates, authorize, issue or sell equity securities or options or warrants to purchase equity securities, pay dividends or redeem equity securities or amend its memorandum and articles of association. Accordingly, our ability to engage in some transactions requiring shareholder approval will effectively be limited without the consent of New SAC shareholders. In addition, the consent of eight directors is required to increase or decrease the size of New SAC’s board, and the consent of seven directors is required for the exercise of the drag-along rights described below, and the consent of at least five directors, with no Seagate Technology management directors participating, is required to terminate the chief executive officer of New SAC or appoint his successor.

   Preemptive Rights

       The parties to the New SAC shareholders agreement have preemptive rights allowing them to acquire for cash, in proportion to their respective shareholdings in New SAC, additional securities proposed to be issued and sold by New SAC, excluding shares issued upon the exercise of outstanding options granted under employee benefit plans or similar arrangements. If a New SAC shareholder fails to exercise that shareholder’s preemptive rights, New SAC has the right to sell these additional securities.

   Transfer Restrictions; Tag-Along Rights; Drag-Along Rights

       No party to the New SAC shareholders agreement is permitted to sell, transfer or otherwise dispose of any of New SAC’s shares until the earlier of November 22, 2003 or 180 days after New SAC’s initial public offering without the prior consent of both Silver Lake Partners and Texas Pacific Group, subject to specific exceptions. After the earlier of November 22, 2003 or 180 days after New SAC’s initial public offering, each New SAC shareholder subject to the agreement will have a right of first offer to acquire any New SAC shares that another New SAC shareholder to the agreement proposes to sell or otherwise transfer, and any third-party buyer will be subject to approval of New SAC’s board of directors, excluding those directors affiliated with the transferring shareholder. In addition, each New SAC shareholder and member of Seagate Technology management who is a party to the New SAC shareholder’s agreement has tag-along rights, which are the rights to include a proportionate number of shares, on the same terms and conditions, in any sale by another party to the agreement to a third party. Beginning after the earlier of November 22, 2003 or 180 days after New SAC’s initial public offering, any New SAC shareholder holding a majority of the outstanding shares of New SAC will also have drag-along rights, meaning that if the shareholder receives an offer from a third party to purchase a majority of New SAC’s outstanding shares or enter into a business combination, the shareholder will have the right to cause New SAC’s other shareholders to join in the sale or business combination on the same terms and conditions.

   Registration Rights

       Subject to limitations specified in the New SAC shareholders agreement, New SAC agreed to include New SAC shares held by the New SAC shareholders in any public offering, other than New SAC’s initial public offering by granting:

•	to each shareholder to the agreement unlimited rights to participate in an offering initiated by New SAC;

•	to all shareholders holding at least 20% of New SAC’s outstanding shares three demand registrations; and

•	to any single shareholder holding at least 10% of New SAC’s outstanding shares one demand registration right with respect to that shareholder.

       In addition, subject to certain conditions, all New SAC shareholders may require New SAC to register New SAC shares they hold on Form S-3 without limits to the number of those registrations. New SAC agreed to pay all registration expenses relating to these registrations and to indemnify the selling shareholders.

   Distribution Upon Initial Public Offering of Certain Subsidiaries; New Shareholders Agreement

       At any time 190 days after the initial public offering of the shares of designated subsidiaries of New SAC, Silver Lake Partners or Texas Pacific Group, or both, can require that New SAC distribute to its shareholders the remaining shares New SAC holds of the newly public subsidiary’s stock. Upon the distribution of a newly public subsidiary’s shares, the newly public subsidiary is required to enter into a new agreement with the New SAC shareholders, on substantially the same terms as the New SAC shareholders agreement. In connection with our proposed acquisition by Business Objects, Silver Lake Partners and Texas Pacific Group have agreed not to exercise this right in the future with respect to the combined company. Instead, New SAC, New SAC’s shareholders, certain Seagate Technology officers and some of our directors have entered into a new agreement with Business Objects that will only be effective upon the closing of the proposed acquisition.

Item 14.     Principal Accountant Fees and Services

      Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Consolidated Financial Statements

       This Annual Report on Form 10-K contains the following consolidated financial statements which appear on the pages noted below:

(a)(2)     Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of

Crystal Decisions, Inc.:

       We have audited the consolidated balance sheets of Crystal Decisions, Inc., as of June 28, 2002 and June 27, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 27, 2003 and have issued our report thereon dated July 18, 2003 included elsewhere in this document. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this document. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

       In our opinion, the financial statement schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Vancouver, Canada

July 18, 2003

Schedule II — Valuation and Qualifying Accounts.

		Additions
	Balance at	Charged to	Reductions
	Beginning of	Return	from Return	Balance at End
Description	Period	Reserves	Reserves	of Period

	(in thousands)
Return Reserves:
Fiscal Years Ended
June 27, 2003	$475	$1,913	$1,754	$634

June 28, 2002	$1,097	$1,551	$2,173	$475

June 29, 2001	$1,015	$1,730	$1,648	$1,097

		Additions
		Charged to	Reductions from
	Balance at	Allowance for	Allowance for
	Beginning of	Doubtful	Doubtful	Balance at End
Description	Period	Accounts	Accounts	of Period

	(in thousands)
Allowance for Doubtful Accounts:
Fiscal Years Ended
June 27, 2003	$2,148	$647	$235	$2,560

June 28, 2002	$1,779	$644	$275	$2,148

June 29, 2001	$1,679	$801	$701	$1,779

		Additions
	Balance at	Charged to	Reductions from
	Beginning of	Valuation	Valuation	Balance at End
Description	Period	Allowance	Allowance	of Period

	(in thousands)
Deferred Tax Asset, Valuation Allowance:
Fiscal Years Ended
June 27, 2003	$68,929	$2,036	$21,282	$49,683

June 28, 2002	$15,605	$56,564	$3,240	$68,929

June 29, 2001	$38,301	$15,605	$38,301	$15,605

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)     Reports on Form 8-K.

       On April 16, 2003, we filed a Current Report on Form 8-K announcing the appointment of Robert L. Bailey to our board of directors.

       On April 29, 2003, we filed a Current Report on Form 8-K regarding our financial results for our third fiscal quarter ended March 28, 2003.

(c)     Exhibits.

       The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number

2.1(17)	Agreement and Plan of Merger dated as of July 18, 2003, by and among Business Objects, S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., Crystal Decisions, Inc. and Seagate Software (Cayman) Holdings
2.2(17)	Stockholders Agreement dated as of July 18, 2003, by and among Business Objects, S.A., New SAC and certain other stockholders
2.3(17)	Support Agreement dated as of July 18, 2003, by and among Business Objects, S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc. and New SAC
2.4(17)	Company Support Agreement dated as of July 18, 2003, by and among Business Objects, S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc. and Seagate Software (Cayman) Holdings
2.5(17)	Form of Voting Agreement by and among Business Objects, S.A., Crystal Decisions, Inc. and certain stockholders of Business Objects, S.A.
3.1(1)	Certificate of Incorporation of Registrant
3.2(1)	Bylaws of Registrant, as amended and restated
10.1(1)	1999 Stock Option Plan and form of Stock Option Agreement, as amended and restated
10.1.1(1)	1999 Stock Option Plan — Canadian Stock Option Agreement
10.1.2(1)	1999 Stock Option Plan — United Kingdom Sub-Plan, as amended and restated
10.1.3(7)	1999 Stock Option Plan, as Amended August 13, 2001
10.1.4(4)	1999 Stock Option Plan — French Sub-Plan.
10.2(1)	2000 Stock Option Plan and form of Stock Option Agreement, as amended and restated
10.3(1)	Seagate Technology, Inc. Employee Stock Purchase Plan, as amended and restated
10.4(1)	Intercompany Revolving Loan Agreement dated July 4, 2000 between the Registrant and Seagate Technology LLC
10.4.1(5)	Intercompany Revolving Loan Agreement dated July 4, 2001 between Crystal Decisions, Inc. and Seagate Technology LLC
10.5(1)	Form of Indemnification Agreement entered into between the Registrant, its affiliates and its directors and officers
10.6(1)	General Services Agreement dated June 28, 1997 between Seagate Software Holdings, Inc. and Seagate Technology, Inc.
10.6.1(2)	Management Services Agreement dated November 20, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology (US) Holdings, Inc.
10.6.2(2)	Corporate Services Agreement dated July 1, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology LLC
10.6.3(2)	Payroll Services Agreement dated July 14, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate US LLC
10.7(1)	Tax Allocation Agreement dated April 4, 1996 between Seagate Software Holdings and Seagate Technology, Inc.
10.8(5)	Cross License and Original Equipment Manufacturing Agreement effective October 5, 1998 by and among Seagate Software Information Management Group, Inc., VERITAS Software Corporation and VERITAS Operating Corporation
10.8.1(1)	Amendment No. 1 to Cross License and OEM Agreement dated April 16, 1999

Exhibit
Number

10.9(1)	Lease Agreement dated November 1, 1997 between No. 163 Cathedral Ventures Limited, Seagate Software Information Management Group, Inc. and Seagate Technology, Inc., as Guarantor
10.9.1(1)	Amendment to Lease agreement dated January 27, 1999
10.10(1)	Lease Agreement dated September 27, 1999 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.1(5)	Amendment to Lease agreement dated June 22, 2000 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.2(4)	Amended and Restated Lease Agreement dated February 28, 2002 between Laurelton Investments Ltd., Crystal Decisions, Corp. and Crystal Decisions, Inc.
10.11(1)	Lease agreement dated October 18, 1996 between Ravenseft Properties Limited and Holistic Systems Limited
10.11.1(1)	License to Underlet dated May 16, 2000 between Ravenseft Properties Limited, Blackwell Healthcare Communications Limited and Seagate Information Management Group Limited
10.11.2(16)	Under lease agreement dated May 23, 2000 between Seagate Information Management Group Limited and Blackwell Healthcare Communications Limited
10.12(1)	Lease agreement dated June 22, 1998 between Allstate Insurance Company and Seagate Software, Inc.
10.13(1)	Sublease agreement dated June 18, 1999 between Bellsouth Mobility Inc. and Seagate Software Inc.
10.14(3)	Seagate Software Information Management Group (US), Inc. Software License Agreement between Seagate Software Information Management Group, Inc. and Seagate Technology
10.14.1(8)	Amendment No. 1 to the Software License Agreement, dated as of September 20, 2000, between Seagate Technology LLC and Crystal Decisions, Inc.
10.15(5)	Offer Letter dated as of July 20, 2000 by and between Seagate Software Information Management Group, Inc. and William G. Gibson
10.16(6)	Loan and Security agreement dated October 1, 2002 between Crystal Decisions, Inc. and Comerica Bank-California
10.16.1(6)	Addendum to Loan and Security Agreement entered into as of October 1, 2002 between Crystal Decisions, Inc. and Comerica Bank-California
10.17(6)	Offer Letter dated as of September 25, 2002 between Crystal Decisions, Inc. and Jonathan Judge
10.20(9)	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein
10.21(10)	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein

Exhibit
Number

10.22(11)	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited
10.22.1(12)	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein, including Seagate Software Information Management Group Holdings, Inc.
10.22.2(13)	Consolidated Amendment to the Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.
10.22.3(14)	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated, as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.
10.22.4(15)	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto, including Crystal Decisions, Inc.
10.22.5	Indemnification Letter Agreement between the Registrant and New SAC dated July 18, 2003.
10.23	Tenancy dated July 2, 2002 between Crystal Decisions (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited.
10.23.1	Deed dated July 2, 2002 between Crystal Decisions (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited.
10.24(18)	Lease agreement dated December 27, 1994 and lease agreement for additional premises dated December 13, 1995 between Clover Investments, Inc., Crystal Computer Services, Inc. and Seagate Technology, Inc.
10.24.1	Amendment to Lease Agreement dated December 30, 1999 between the Manufacturer Life Insurance Company and Seagate Software Information Management Group (Canada) Inc.
10.24.2	Amendment to Lease Agreement dated July 17, 2000 between the Manufacturer Life Insurance Company and Seagate Software Information Management Group (Canada) Inc.
10.24.3	Amendment to Lease Agreement dated April 2, 2002 between the Manufacturer Life Insurance Company and Crystal Decisions, Corp.
21.1(19)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 84)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859).

(2)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2001.

(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended December 29, 2000.

(4)	Incorporated by Reference to the registrant’s Annual Report on Form 10-K for the period ended June 28, 2002.

(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the period ended June 29, 2001.

(6)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2002.

(7)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2001.

(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2003.

(9)	Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(10)	Incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(11)	Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(12)	Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(13)	Incorporated by reference to Exhibit 2.5 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(14)	Incorporated by reference to Exhibit 2.6 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(15)	Incorporated by reference to Exhibit 10.18 to amendment no. 10 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on December 17, 2002.

(16)	Incorporated by reference to exhibit 10.11.2 to the registrant’s Registration Statement on Form S-1 (reg. no. 333-105559) filed with the SEC on May 23, 2003.

(17)	Incorporated by reference to exhibits to the Current Report on Form 8-K filed by the registration with the SEC on July 25, 2003.

(18)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (reg. no. 000-23169) of Seagate Software, Inc. filed with the SEC on October 3, 1997.

(19)	Incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 (reg. no. 333-105559) filed with the SEC on May 23, 2003.

(d)     Financial Statement Schedule.

       We hereby file as part of this Form 10-K the schedule listed in Item 15(a)2, as set forth above.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Palo Alto, California, on August 19, 2003.

CRYSTAL DECISIONS, INC.

By:	/s/ JONATHAN J. JUDGE

Jonathan J. Judge
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ERIC PATEL

Eric Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan J. Judge and Eric Patel and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JONATHAN J. JUDGE (Jonathan J. Judge)	President and Chief Executive Officer (Principal Executive Officer)	August 19, 2003

/s/ ERIC PATEL (Eric Patel)	Chief Financial Officer (Principal Accounting and Financial Officer)	August 19, 2003

/s/ GREGORY B. KERFOOT (Gregory B. Kerfoot)	Chairman of the Board of Directors	August 19, 2003

/s/ FRED D. ANDERSON (Fred D. Anderson)	Director	August 19, 2003

/s/ ROBERT L. BAILEY (Robert L. Bailey)	Director	August 19, 2003

/s/ JUSTIN T. CHANG (Justin T. Chang)	Director	August 19, 2003

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Director	August 19, 2003

/s/ DAVID J. ROUX (David J. Roux)	Director	August 19, 2003

/s/ JOHN W. THOMPSON (John W. Thompson)	Director	August 19, 2003

/s/ DONALD L. WAITE (Donald L. Waite)	Director	August 19, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Crystal Decisions, Inc.:

       We have audited the accompanying consolidated balance sheets of Crystal Decisions, Inc., as of June 28, 2002 and June 27, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 27, 2003. These consolidated financial statements are the responsibility of Crystal Decisions, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystal Decisions, Inc. at June 28, 2002 and June 27, 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Vancouver, Canada

July 18, 2003

CRYSTAL DECISIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 28,	June 27,
	2002	2003

ASSETS (notes 14 and 15)
Current assets:
Cash and cash equivalents (note 4)	$71,451	$99,823
Short-term investments (note 4)	—	4,880
Restricted cash (note 5)	—	2,019
Accounts receivable, net of allowance of $2,148 and $2,560, respectively	40,391	51,436
Income taxes receivable	1,048	77
Inventories, net	607	515
Deferred tax assets (note 11)	—	10,229
Prepaid and other current assets (notes 3 and 11)	5,748	10,635

Total current assets	119,245	179,614
Property and equipment, net (note 6)	15,901	24,817
Deferred tax assets (note 11)	—	1,052
Other non-current assets (note 11)	1,700	—
Long-term investments (note 4)	—	3,215

Total assets	$136,846	$208,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (note 8)	$14,518	$17,464
Accrued employee compensation	13,066	20,267
Accrued expenses (note 3)	11,842	15,217
Deferred revenues	38,895	48,245
Income taxes payable	14,498	28,659

Total current liabilities	92,819	129,852
Deferred tax liabilities (note 11)	583	1,284
Deferred revenues	1,992	1,806

Total liabilities	95,394	132,942
Commitments and contingencies (notes 2, 3, 8, 14, 15, 17, 18 and 19)

Stockholders’ equity:
Common stock — 150,000,000 shares authorized; issued and outstanding — 75,863,896 and 76,091,581 at $0.001 par value per share, respectively	76	76
Additional paid-in capital	34,814	35,771
Retained earnings	6,438	39,893
Accumulated other comprehensive income (note 3)	124	16

Total stockholders’ equity	41,452	75,756

Total liabilities and stockholders’ equity	$136,846	$208,698

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

	(note 2)
Revenues:
Licensing (note 8)	$107,028	$140,009	$185,532
Maintenance, support and services (note 8)	60,694	77,161	101,976

Total revenues	167,722	217,170	287,508
Cost of revenues:
Licensing	5,504	4,993	5,617
Maintenance, support and services	41,996	46,377	56,313
Amortization of developed technologies	3,050	5,078	—

Total cost of revenues	50,550	56,448	61,930

Gross profit	117,172	160,722	225,578
Operating expenses:
Sales and marketing	73,888	94,449	108,470
Research and development	29,236	30,515	41,924
General and administrative (note 8)	15,465	18,464	29,434
Amortization of goodwill and other intangible assets (note 2)	2,023	2,358	—
Write-off of in-process research and development (note 2)	7,073	—	—
Unusual items (note 9)	1,851	—	—
Restructuring costs (note 10)	573	—	—

Total operating expenses	130,109	145,786	179,828

Income (loss) from operations	(12,937)	14,936	45,750
Interest income	1,970	1,780	1,378
Interest expense	(20)	(57)	(24)
Other income (expense)	701	(404)	(458)

Interest and other income (expense), net	2,651	1,319	896

Income (loss) before income taxes	(10,286)	16,255	46,646
Provision for income taxes (note 11)	1,183	3,300	13,191

Net income (loss)	$(11,469)	$12,955	$33,455

Basic net income (loss) per share (note 12)	$(0.15)	$0.17	$0.44

Diluted net income (loss) per share (note 12)	$(0.15)	$0.17	$0.42

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
			Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at June 30, 2000	75,002,050	$75	$407,893	$(384,688)	$(167)	$23,113
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	46	46
Net loss	—	—	—	(11,469)	—	(11,469)

Total comprehensive loss	—	—	—	—	—	(11,423)
Issuance of common stock eligible for repurchase (note 13)	225,000	—	900	—	—	900
Income tax benefit from Old Seagate stock option exercises (note 11)	—	—	33	—	—	33
Compensation expense for Old Seagate Stock Options (note 9)	—	—	1,851	—	—	1,851
Elimination of accumulated deficit and other comprehensive loss (note 2)	—	—	(389,731)	389,640	91	—
Push down adjustments reflecting new bases of net assets (note 2)	—	—	20,452	—	—	20,452
Issuance of common stock upon exercise of employee stock options	170,865	—	683	—	—	683

Balance at June 29, 2001 (note 2)	75,397,915	$75	$42,081	$(6,517)	$(30)	$35,609
Components of comprehensive income:
Foreign currency translation adjustments	—	—	—	—	154	154
Net income	—	—	—	12,955	—	12,955

Total comprehensive income	—	—	—	—	—	13,109
Elimination of intangible assets, net of deferred tax liability (note 2)	—	—	(9,131)	—	—	(9,131)
Issuance of common stock upon exercise of employee stock options	466,231	1	1,865	—	—	1,866
Repurchase of common stock	(250)	—	(1)	—	—	(1)

Balance at June 28, 2002	75,863,896	$76	$34,814	$6,438	$124	$41,452
Components of comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(88)	(88)
Unrealized loss on derivative financial instruments	—	—	—	—	(20)	(20)
Net income	—	—	—	33,455	—	33,455

Total comprehensive income	—	—	—	—	—	33,347
Stock-based compensation	—	—	41	—	—	41
Issuance of common stock upon exercise of employee stock options	227,685	—	916	—	—	916

Balance at June 27, 2003	76,091,581	$76	$35,771	$39,893	$16	$75,756

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

	(note
	2)
Operating activities
Net income (loss)	$(11,469)	$12,955	$33,455
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,373	5,241	9,082
Amortization of goodwill and other intangible assets including developed technologies	5,073	7,436	—
Amortization of other non-current assets	—	—	1,700
Bad debt expense and other reserves	773	32	682
Deferred income taxes expense (recovery) (note 11)	1,529	(2,314)	(9,839)
Stock based compensation expense on Old Seagate exchange of shares (note 9)	1,851	—	—
Write-off of in-process research and development (note 2)	7,073	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,465)	(10,948)	(11,854)
Income taxes receivable	1,868	5,119	733
Income taxes receivable from Old Seagate (note 11)	(3,978)	—	—
Inventories	(51)	118	92
Prepaid and other current assets	918	(944)	(4,684)
Accounts payable	1,079	2,257	4,699
Accrued employee compensation	2,674	4,408	7,146
Accrued expenses	(237)	(6)	3,295
Deferred revenues	10,110	12,653	9,101
Income taxes payable	4,916	5,062	13,420

Net cash provided by operating activities	13,037	41,069	57,028

Investing activities
Purchases of property and equipment	(9,594)	(9,877)	(19,377)
Purchases of short-term investments	—	—	(14,157)
Maturity of short-term investments	—	—	9,265
Purchase of long-term investments	—	—	(3,269)

Net cash used in investing activities	(9,594)	(9,877)	(27,538)

Financing activities
Issuance of common stock and common stock subject to repurchase	1,583	1,865	916
Deposit to secure overdraft credit facility	—	—	(2,019)
Net repayments to Seagate Technology (note 14)	(4,773)	(871)	—
Payment from Seagate Technology on intercompany revolving loan receivable (note 14)	31,000	4,300	—

Net cash provided by (used in) financing activities	27,810	5,294	(1,103)
Effect of foreign exchange rates on cash and cash equivalents	(495)	586	(15)

Net increase in cash and cash equivalents	30,758	37,072	28,372
Cash and cash equivalents at the beginning of the period	3,621	34,379	71,451

Cash and cash equivalents at the end of the period	$34,379	$71,451	$99,823

Supplemental cash flow information:
Cash received for interest income	$2,952	$1,780	$1,235
Cash paid for interest expense	$1,437	$57	$24
Cash paid (received) for income taxes, net of refunds	$(615)	$(5,374)	$7,342

See accompanying notes.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Development of Business and Basis of Presentation

Description of Business

       Crystal Decisions, Inc. (“Crystal Decisions” or the “Company”) provides business intelligence software and services that enable the effective use and management of information within and among organizations. Crystal Decisions develops, markets and supports products that allow organizations of all sizes to access data from disparate systems, create useful, interactive information from that data through analysis and reporting and deliver that information to users. Crystal Decisions is incorporated in Delaware and headquartered in Palo Alto, California.

       While Crystal Decisions’ primary market is North America, the Company has over 30 offices and operations in 10 countries, through which the Company markets and distributes its products. The Company has significant operations and certain administrative functions in Vancouver, Canada. The Company’s products are sold through a direct sales force and certain indirect sales channels, such as distributors and original equipment manufacturers (“OEMs”).

       Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings Corporation, a Delaware corporation, which is a wholly owned subsidiary of New SAC, a Cayman Islands limited corporation (“New SAC”), which is also the majority shareholder of Seagate Technology (“Seagate Technology”), whose predecessor was Seagate Technology, Inc. (“Old Seagate”). Prior to November 22, 2000, the Company was a majority owned subsidiary of Seagate Software Holdings, Inc. (“Seagate Software Holdings”, formerly known as Seagate Software, Inc.), a Delaware corporation and wholly owned subsidiary of Old Seagate.

       The minority interests in the Company’s capital stock amounted to approximately 13.0%, 16.1% and 20.1% on a fully converted basis as of June 29, 2001, June 28, 2002 and June 27, 2003, respectively. These minority interests are comprised of the Company’s outstanding common stock held by current and former employees and nonemployee directors of the Company, as well as the outstanding unexercised options granted to purchase the Company’s common stock.

       New SAC is owned by a group of investors including affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC, investment partnership affiliates of Goldman, Sachs & Co. and certain individuals, including members of the Company’s Board of Directors.

Development of Business

       Seagate Software Holdings commenced operations in May 1994 when Old Seagate acquired Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software.

       Prior to May 28, 1999, Seagate Software Holdings comprised two business units, the Information Management Group business (“IMG business”) and the Network Storage and Management Group business (“NSMG business”). The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. On May 28, 1999, Seagate Software Holdings contributed its NSMG business to VERITAS Software Corporation (“VERITAS”) in exchange for VERITAS common stock.

       On August 23, 1999, Crystal Decisions (formerly Seagate Software Information Management Group Holdings, Inc.) was formed specifically to acquire the operating assets and

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

assume the liabilities of the IMG business. To incorporate, Crystal Decisions issued 1,000 shares of its common stock to Seagate Software Holdings for aggregate consideration of $1,000.

       On October 20, 1999, Old Seagate acquired all outstanding shares and options of Seagate Software Holdings. The acquisition was completed through the merger of Seagate Daylight Merger Corp., a wholly owned subsidiary of Old Seagate, with and into Seagate Software Holdings. On the closing of the merger, Seagate Software Holdings became a wholly owned subsidiary of Old Seagate. On November 16, 1999, Seagate Software Holdings contributed the operating assets, liabilities and interests in subsidiaries of its IMG business to Crystal Decisions. As consideration, Crystal Decisions issued 75,000,000 shares of its common stock to Seagate Software Holdings. Seagate Software Holdings retained the shares of VERITAS common stock and other non-operating assets. On November 22, 2000, 75,001,000 shares, or 99.7% of the then outstanding common stock, of Crystal Decisions was purchased by New SAC, through Seagate Software (Cayman) Holdings and resulted in a change in control of Crystal Decisions as described in note 2.

Basis of Presentation

       The consolidated financial statements of Crystal Decisions have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”). The accompanying financial statements present the consolidated financial position of Crystal Decisions and its wholly owned subsidiaries after elimination of intercompany transactions and balances. These consolidated financial statements have been prepared using the historical cost basis of accounting adjusted for the reorganization of the IMG business on November 16, 1999 and the application for push down accounting at November 22, 2000 as the result of the change in control of Crystal Decisions.

       Under rules and regulations of the Securities and Exchange Commission, because more than 95% of Crystal Decisions was acquired on November 22, 2000 and a change of control occurred as described in note 2, Crystal Decisions restated all its assets and liabilities in the financial statements as of November 22, 2000 on a “push down” accounting basis. Accordingly, results of operations prior to November 22, 2000 do not reflect these adjustments.

       Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Fiscal 2001 ended on June 29, 2001 (“fiscal 2001”), fiscal 2002 ended on June 28, 2002 (“fiscal 2002”) and fiscal 2003 ended on June 27, 2003 (“fiscal 2003”). Fiscal 2001, 2002 and 2003 were each comprised of 52 weeks.

       Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income (loss) as previously reported.

2.	Change in Control of Crystal Decisions, Inc.

       At November 22, 2000, as the result of the completion of transactions under a stock purchase agreement (the “Stock Purchase Agreement”) Crystal Decisions became a majority owned subsidiary of New SAC. New SAC indirectly acquired 75,001,000 shares, or 99.7% of Crystal Decisions’ outstanding common stock on November 22, 2000. The Stock Purchase Agreement was entered into on March 29, 2000 by Old Seagate, Seagate Software Holdings and Suez Acquisition Company (Cayman) Limited (“Suez Acquisition Company”), an entity affiliated with, among others, Silver Lake Partners L.P. and Texas Pacific Group. Suez Acquisition Company was a limited corporation organized under the laws of the Cayman Islands and was

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

formed solely for the purpose of entering into the Stock Purchase Agreement and related acquisitions with Old Seagate and Seagate Software Holdings. Prior to the closing of the transactions under the Stock Purchase Agreement, Suez Acquisition Company assigned all of its rights under the Stock Purchase Agreement to New SAC, an exempted limited liability company organized under the laws of the Cayman Islands.

       Upon closing of the transactions under the Stock Purchase Agreement, on November 22, 2000, New SAC purchased substantially all of the operating assets of Old Seagate and its consolidated subsidiaries for cash and borrowings of $1.84 billion, including transactions costs of $25 million. This included Old Seagate’s rigid disc drive, storage area network, removable tape storage solutions businesses and operations, Crystal Decisions’ common stock and certain cash balances, but excluded the approximately 128 million shares of VERITAS common stock then held by Seagate Software Holdings and certain of Old Seagate’s equity investments. In addition, the wholly owned subsidiaries of New SAC assumed substantially all of the operating liabilities of Old Seagate, Seagate Software Holdings and their consolidated subsidiaries. New SAC also acquired certain strategic equity investments in various companies owned by Old Seagate. This transaction is referred to hereafter as the New SAC Transaction.

Allocation of Purchase Price to Crystal Decisions Pursuant to the Application of Push Down Accounting

       The New SAC Transaction constituted a purchase of Old Seagate and resulted in a change in control of Crystal Decisions. Under purchase accounting rules, the net purchase price under this transaction was allocated to the assets and liabilities of Old Seagate and its subsidiaries, including Crystal Decisions, based on their fair values at the date of the closing of the New SAC Transaction. The accounting for the purchase transaction has been “pushed down” from New SAC to Crystal Decisions’ consolidated financial statements.

       The table below summarizes the $41.5 million net purchase price allocation to Crystal Decisions of the tangible and intangible assets acquired based on their fair values. The fair values of the tangible and intangible assets, including in-process research and development, were determined based upon independent appraisals provided by New SAC. The net purchase price allocation to Crystal Decisions exceeded the book value of the net assets acquired by $20.5 million. This excess of $20.5 million was recorded as an increase to additional paid-in capital to reflect the revaluation of the net tangible and intangible assets acquired.

Net Purchase
Purchase Price Allocation for Crystal Decisions	Price Allocation

(in thousands)
Net current assets acquired	$9,138
Tangible long-lived assets acquired	5,130
Intangible assets acquired:
Developed technologies(1)	15,234
Assembled work force(2)	7,073
In-process research and development(3)	7,073
Deferred tax liability	(2,126)

Total	$41,522

(1)	The value of the developed technologies was estimated by discounting the expected future cash flows attributable to all existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation for developed technologies, which had reached technological feasibility and therefore was capable of

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

being capitalized. The developed technologies were amortized on the straight-line basis over its estimated useful life (36 months) and the amortization was included in cost of revenues.

(2)	The estimated value of the assembled work force was determined by estimating the costs to replace the existing employees, including the recruiting, hiring and training costs for each category of employee. The assembled workforce was amortized on a straight-line basis over its estimated useful life (36 months) and the amortization was included in amortization of goodwill and other intangible assets.

(3)	As the basis for identifying the in-process research and development (“IPR&D”), Crystal Decisions’ developmental projects were evaluated in the context of Financial Accounting Standards Board Interpretation 4 and paragraph 11 of Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs” (“SFAS 2”) and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). At the valuation date, the Company was in the process of developing three next generation versions of existing technologies which were estimated to be approximately 85%, 70% and 75% complete based on total man-hours and absolute time. The value of the IPR&D was determined by New SAC by (a) obtaining management estimates of future revenues and operating profits associated with existing development projects (b) projecting the cash flows and costs to completion of the underlying technologies and resultant future revenues to be earned on commercialization of products and (c) discounting these cash flows to their net present value. At November 23, 2000, while the Company expected that the IPR&D would be successfully developed, the entire amount was charged to expense because related technologies had not reached technological feasibility and they had no alternative future use. The nature of the efforts required to develop the IPR&D into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company completed these projects in the fourth quarter of fiscal 2001 with all expenses related to the period of development charged to research and development expense.

       The purchase price paid by New SAC under the stock purchase agreement was fixed and no contingencies were identified that would have resulted in a change in the overall purchase price. However, in allocating the purchase price, New SAC recorded a full valuation allowance against deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS 109. The deferred tax assets subject to this valuation allowance were based on the excess of tax bases over the fair values of acquired property, plant and equipment and liabilities assumed, for which New SAC expected to receive tax deductions in U.S. federal and state returns in future periods based on their ability to generate taxable income in the United States.

       As of June 28, 2002, the Company reduced to zero the net carrying values of the intangible assets pushed down to the financial statements in connection with the New SAC Transaction. The reduction in the recorded intangible assets resulted from an allocation of the tax benefits recognized by Old Seagate in its U.S. income tax returns attributable to acquisition related deferred tax assets in accordance with SFAS 109. There was no impact on the Company’s valuation allowance. The Company’s share of the reduction in intangibles, net of income taxes, was allocated as follows:

Allocated to
Crystal Decisions
at June 28, 2002

(in thousands)
Reduction in the net carrying values of developed technologies	$7,194
Reduction in the net carrying values of assembled workforce	3,340

Total reduction in intangible assets	10,534

Less deferred tax liability related to intangible assets	(1,403)

Total reduction in intangible assets, net of deferred tax liability	$9,131

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       As a result of the New SAC Transaction and the push down accounting, the Company’s results of operations after November 22, 2000, particularly the depreciation and amortization charges, are not necessarily comparable to the results of operations prior to that date. The following summarizes the impact of push down accounting, resulting from the New SAC Transaction, on the Company’s financial statements for the periods presented:

•	Revenues. Deferred revenues were reduced by $1.3 million and revenues were reduced on a declining basis during the 12 months following the New SAC Transaction. Consequently, revenues were lower by $1.2 million for fiscal 2001 and $128,000 for fiscal 2002, than they would have been had the push down adjustments not occurred. There was no impact during fiscal 2003.

•	Depreciation. Long-lived tangible assets were reduced by $4.3 million on November 22, 2000. Consequently, depreciation expense recorded was $1.5 million less for each of fiscal 2001 and 2002 and $775,000 less for fiscal 2003, than would have been recorded had the push down adjustments not occurred.

•	Amortization. Additional amortization expense of $3.3 million and $5.6 million for fiscal 2001 and fiscal 2002, respectively, was recorded resulting from the incremental fair value of intangible assets pushed down to the Company’s consolidated financial statements on November 22, 2000.

•	Elimination of intangible assets, net of deferred taxes. As a result of the application of SFAS 109, the net carrying values of the intangible assets pushed down to Crystal Decisions’ consolidated financial statements were reduced to zero at June 28, 2002 by a charge of $9.1 million against additional paid-in capital on the statement of stockholders’ equity. Therefore, commencing in the first quarter of fiscal 2003, there was no amortization charged to the Company’s statement of operations related to intangible assets.

•	In-process research and development. During fiscal 2001, $7.1 million of in-process research and development costs were expensed. There was no similar expense in fiscal 2002 or fiscal 2003.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Selected Financial Information for Fiscal 2001 Pre- and Post- New SAC Transaction

       Because the statement of operations, cash flows and stockholders’ equity reflect the comprehensive revaluation of Crystal Decisions’ assets and liabilities from November 22, 2000, the following presents the statement of operations, cash flows and stockholders’ equity for the period from July 1, 2000 to November 22, 2000, which represents the activity before the New SAC Transaction (“Pre-New SAC Transaction”), and the period from November 23, 2000 to June 29, 2001, which represents that activity after the New SAC Transaction (“Post-New SAC Transaction”).

CRYSTAL DECISIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 29, 2001
(In thousands)

	Pre-New SAC	Post-New SAC	Fiscal Year Ended
	Transaction	Transaction	June 29, 2001

Revenues:
Licensing	$34,239	$72,789	$107,028
Maintenance, support and services	23,219	37,475	60,694

Total revenues	57,458	110,264	167,722
Cost of revenues:
Licensing	1,656	4,084	5,740
Maintenance, support and services	17,048	24,712	41,760
Amortization of developed technologies	88	2,962	3,050

Total cost of revenues	18,792	31,758	50,550

Gross profit	38,666	78,506	117,172
Operating expenses:
Sales and marketing	28,111	45,777	73,888
Research and development	11,443	17,793	29,236
General and administrative	5,802	9,663	15,465
Amortization of goodwill and other intangible assets	648	1,375	2,023
Write-off of in-process research and development	—	7,073	7,073
Unusual items	1,851	—	1,851
Restructuring costs	559	14	573

Total operating expenses	48,414	81,695	130,109

Loss from operations	(9,748)	(3,189)	(12,937)
Interest and other income (expense), net	891	1,760	2,651

Loss before income taxes	(8,857)	(1,429)	(10,286)
Provision for (benefit from) income taxes	(3,905)	5,088	1,183

Net loss	$(4,952)	$(6,517)	$(11,469)

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CRYSTAL DECISIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JUNE 29, 2001
(In thousands)

	Pre-New SAC	Post-New SAC	Fiscal Year Ended
	Transaction	Transaction	June 29, 2001

Net cash provided by operating activities	$2,820	$10,217	$13,037
Investing activities
Purchase of property and equipment	(1,901)	(7,693)	(9,594)

Net cash used in investing activities	(1,901)	(7,693)	(9,594)
Financing activities
Issuance of common stock and common stock subject to repurchase	949	634	1,583
Net (repayments to) Seagate Technology	(180)	(4,593)	(4,773)
Payment from Seagate Technology on intercompany revolving loan receivable	—	31,000	31,000

Net cash provided by financing activities	769	27,041	27,810
Effect of foreign exchange rate changes on cash and cash equivalents	(394)	(101)	(495)

Increase in cash and cash equivalents	1,294	29,464	30,758
Cash and cash equivalents at the beginning of the period	3,621	4,915	3,621

Cash and cash equivalents at the end of the period	$4,915	$34,379	$34,379

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CRYSTAL DECISIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEAR ENDED JUNE 29, 2001
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at June 30, 2000	75,002,050	$75	$407,893	$(384,688)	$(167)	$23,113
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	76	76
Net loss to November 22, 2000	—	—	—	(4,952)	—	(4,952)

Total comprehensive loss	—	—	—	—	—	(4,876)
Issuance of common stock eligible for repurchase	225,000	—	900	—	—	900
Issuance of common stock upon exercise of employee stock options	12,241	—	49	—	—	49
Income tax benefit from Old Seagate stock option exercises	—	—	33	—	—	33
Compensation expense for Old Seagate stock options	—	—	1,851	—	—	1,851

Balance at November 22, 2000	75,239,291	$75	$410,726	$(389,640)	$(91)	$21,070
Elimination of accumulated deficit and other comprehensive loss	—	—	(389,731)	389,640	91	—
Push down adjustments reflecting new bases of net assets	—	—	20,452	—	—	20,452

Adjusted balance at November 22, 2000	75,239,291	$75	$41,447	$—	$—	$41,522
Components of comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(6,517)	—	(6,517)

Total comprehensive loss	—	—	—	—	—	(6,547)
Issuance of common stock upon exercise of employee stock options	158,624	—	634	—	—	634

Balance at June 29, 2001	75,397,915	$75	$42,081	$(6,517)	$(30)	$35,609

VERITAS Merger and Indemnification Agreement

       Immediately following the closing of the transactions under the Stock Purchase Agreement, and under the terms of the agreement and plan of merger and reorganization, VERITAS acquired the remainder of Old Seagate by way of the merger of a wholly owned subsidiary of VERITAS with and into Old Seagate, with Old Seagate becoming a wholly owned subsidiary of VERITAS. At the time of the merger, Old Seagate’s assets included a specified amount of cash, an investment in VERITAS, and certain specified investments and liabilities. This transaction is referred to hereafter as the VERITAS merger.

       In connection with the New SAC Transaction, New SAC and its subsidiaries, including Crystal Decisions, entered into an Indemnification Agreement on March 29, 2000 with VERITAS under which the parties agreed to assume and indemnify VERITAS and its affiliates for substantially all liabilities arising in connection with Old Seagate’s and Crystal Decisions operating assets and for selected tax liabilities indefinitely. In return, VERITAS, Old Seagate and their affiliates agreed to indemnify New SAC and its consolidated subsidiaries, including Crystal Decisions, for certain liabilities, including all taxes of Old Seagate for which New SAC and its

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

subsidiaries are not obligated to indemnify VERITAS and its affiliates. VERITAS deposited $150 million into an escrow account, of which the full amount remains as of June 27, 2003. This amount may be withdrawn by New SAC to satisfy these liabilities indemnified by VERITAS, including those of Crystal Decisions and its subsidiaries. To the extent that any part of the $150 million is not utilized to satisfy these liabilities, the monies will be paid to the former stockholders of Old Seagate. The terms of the indemnification provide for no limitation to the maximum potential future payments, if any. Accordingly, the maximum potential future payments, if any, cannot be reasonably estimated.

       In July 2002, Crystal Decisions entered into a Reimbursement Agreement with Seagate Technology and its affiliates, which allocates the respective liabilities and obligations of New SAC and its affiliates including the Company, under the Indemnification Agreement. Under the Reimbursement Agreement, if Old Seagate and its affiliates, including Crystal Decisions, became obligated to indemnify VERITAS or Old Seagate under the Indemnification Agreement, Seagate Technology HDD Holdings will be responsible for the first $125 million of tax liabilities. Any amount in excess of the first $125 million will be allocated on a pro rata basis in accordance with the portion of the purchase price allocated to each entity in connection with the New SAC Transaction among Seagate Technology HDD Holdings, Seagate Technology SAN Holdings, Certance Holdings and the Company’s direct majority shareholder, Seagate Software (Cayman) Holdings. Except for Seagate Software (Cayman) Holdings, these entities were either directly or indirectly held subsidiaries of Old Seagate. The portion of the purchase price allocated to Seagate Software (Cayman) Holdings in connection with the New SAC Transaction for United States federal income tax purposes was 7.8%. For indemnification obligations other than tax liabilities, the agreement provides that the responsible entity will reimburse any entity that satisfies that obligation on its behalf.

       In connection with the agreement and plan of merger that Crystal Decisions entered into on July 18, 2003 with Business Objects S.A. (see note 19), Crystal Decisions agreed to use its reasonable efforts to obtain from VERITAS a written release from its obligations to indemnify VERITAS for matters arising prior to the New SAC Transaction.

       In addition, on July 18, 2003, New SAC entered into a letter agreement with Crystal Decisions whereby New SAC agreed to reimburse Crystal Decisions for any claims arising prior to March 31, 2006 related to tax matters under the Reimbursement Agreement or the Indemnification Agreement. The letter agreement will become effective only upon the closing of the proposed acquisition of Crystal Decisions by Business Objects and will not be of any force or effect if the proposed acquisition is not completed.

3.     Summary of Significant Accounting Policies

Use of Estimates

       The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, allowance for doubtful accounts, certain reserves, useful lives for equipment and intangible assets, employee benefits, income taxes and litigation. Actual results could differ materially from those estimates.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recognition of Revenues

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

       In bundled software arrangements that include rights to multiple software products and/or services, the Company recognizes revenues using the residual method as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are allocated to the undelivered elements based on vendor specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements. Vendor specific objective evidence of the fair value of maintenance and technical support contracts is based on renewal rates as determined by the prices paid by the Company’s customers when maintenance is sold separately. Vendor specific objective evidence of fair value of training and consulting services is based upon daily rates as determined by the prices paid by the Company’s customers when these services are sold separately.

       For all bundled arrangements, the Company assesses whether the service elements of the arrangement are essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on cost of labor inputs. Expected losses, if any, in respect of consulting services are accrued once they become known.

       For those arrangements for which the Company has concluded that the service elements are not essential to the other elements of the arrangement, the Company uses vendor specific objective evidence of fair value for the service elements to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to maintenance and technical support contracts are recognized ratably over the term of the respective contracts, which are typically one year. Maintenance contracts include rights to unspecified software product enhancements and upgrades when and as the Company makes them available. Revenues allocable to training and consulting services are recognized as the services are performed.

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

       For sales to OEMs, revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms. If the Company determines, through royalty audits or other means, that an OEM did not report revenues accurately, the Company attempts to reconcile the discrepancies and, if appropriate, records additional revenues upon resolution.

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

       Effective on the adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expense Incurred” (“EITF 01-14”), by the Company on December 29, 2001, the Company began to record out-of-pocket expense reimbursements as revenues versus a reduction of costs of revenues incurred. Comparative consolidated statements of operations have been reclassified. The adoption of EITF 01-14 has not affected net income (loss) in any past or current period.

Foreign Currency Translation

       The functional currency of the Company and its subsidiaries is determined in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company’s reporting currency is the U.S. dollar. Historically, the functional currency of a majority of our foreign subsidiaries’ was their local currency and, at the end of every period, their financial statements were translated to the U.S. dollar at the rates of exchange in effect at the end of the period with the resulting translation adjustments recorded directly to accumulated comprehensive income (loss), a separate component of stockholders’ equity. Revenues and expenses were translated at the weighted average monthly rates for the period with any transaction gains or losses reflected in net income (loss). Effective March 29, 2003, the Company changed the functional currency of the remainder of its foreign subsidiaries from their respective local currency to the U.S. dollar due to their integration into our U.S. operation. Accordingly, with the U.S. dollar as the functional currency for the subsidiaries, foreign currency monetary assets and liabilities are remeasured into the U.S. dollar at end-of-period exchange rates with non-monetary assets and liabilities remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net income or loss. The foreign exchange loss recorded in income for fiscal 2003 was $503,000.

       Due to the number of currencies involved, the constant change in currency exposures, and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. As of June 27, 2003, the Company had begun implementing hedging transactions to cover certain currency and translation exposures.

Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) is comprised of foreign currency translation gains and losses and unrealized gains and losses on derivative financial instruments

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

qualifying for cash flow hedging relationships. Crystal Decisions has reported the components of comprehensive income (loss) on the consolidated statements of stockholders’ equity.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Cash

       Cash equivalents consist of cash deposited with banks and highly liquid, high quality debt securities with original maturities of 90 days or less at the time of purchase. Investments with maturity dates greater than 90 days but less than one year at the time of purchase are classified as short-term investments. Investments with maturity dates of greater than one year at the time of purchase are classified as long-term investments. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and based on the Company’s intention to have the marketable securities available to support its current operations, the Company classifies all marketable securities as available-for-sale. All investments are carried at amortized cost, which approximates fair market value. Restricted cash consists of amounts held on deposit that are required as collateral under an overdraft credit facility.

Derivative Financial Instruments

       The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

       The Company enters into forward exchange contracts to hedge forecasted Canadian dollar payroll costs against U.S. and Canadian currency fluctuations. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from Canadian dollar expenses will be adversely affected by changes in the exchange rates. The Company designates its foreign exchange forward contracts as cash flow hedges. These contracts generally expire within one year.

       For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted transaction and changes in the fair value of the forward contract are both measured from the contract rate to the current forward exchange rate associated with the forward contract’s maturity date.

       To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that are designated and qualify as cash flow hedges, the net gain or loss resulting from the effective portion of the change in fair value of the instrument is reported as a component of other comprehensive income in stockholder’s equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and in the same line items as payroll costs. The ineffective portion of the change in fair value is recognized in current earnings as a component of other income (loss). When a cash flow hedge is

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

terminated because it is probable that the forecasted transaction is no longer likely to occur within the specified time period, the gain or loss recorded in other comprehensive income related to this transaction is reclassified to earnings. When a cash flow hedge is terminated because the hedging instrument is settled the gain or loss recorded in other comprehensive income remains until the forecasted transaction occurs.

       Beginning in May 2003, the Company began hedging the exposure of the foreign currency exchange risk on forecasted Canadian payroll costs. During fiscal 2003, all hedges were effective. As a result, no gains or losses related to hedge ineffectiveness were included in earnings during fiscal 2003. As of June 27, 2003, a forward contract asset of approximately $75,000 existed and was classified as part of prepaid and other current assets. A forward contract liability of approximately $95,000 existed and was classified as part of accrued expenses. For fiscal 2003, the Company recognized a net loss of approximately $20,000 related to these forecasted transactions, which was included in accumulated other comprehensive income. There was no transition adjustment related to the implementation of SFAS 133 during fiscal 2003 and no beginning balance in accumulated other comprehensive income as a result of hedged transactions. The net amount of loss that was reclassified into payroll costs during fiscal 2003 was $174,000.

       As of June 27, 2003, the Company held Canadian dollar foreign exchange forward contracts with a notional amount of $27.4 million. The forward contracts have semi-monthly maturities from July 15, 2003 through January 2, 2004, coinciding with Canadian payroll periods. Subsequent to June 27, 2003, the Company entered into additional Canadian dollar forward exchange contracts with a notional amount of $26.5 million. These forward contracts have semi-monthly maturities from January 15, 2004 to July 2, 2004.

Concentration of Credit Risk

       Financial instruments that potentially subject the Company to credit risk consist primarily of cash, available-for-sale investments and accounts receivable. Crystal Decisions places its cash and available-for-sale investments with high credit quality financial institutions. The Company invests its excess cash primarily in money market funds, commercial paper, U.S. government and government sponsored securities and other debt securities.

       The Company sells its products to many companies in various industries throughout the world, with the majority of receivables from companies located in North America. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company bases its estimated losses on historical experience including bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other factors. Historically, such losses have been within management’s expectations. The Company generally requires no collateral from its customers. At June 28, 2002 and June 27, 2003, respectively, receivables due from Ingram Micro, Inc. (“Ingram Micro”), a distributor, were approximately 7% and 6% of the Company’s accounts receivable balance before allowances and reserves.

Inventories

       Inventories are stated at the lower of cost (first in, first out method) or market and consist primarily of materials used in software products, related supplies and packaging materials. There were no revaluations of inventory to the lower of cost or market during fiscal 2001, fiscal 2002 or fiscal 2003.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Property and Equipment

       Equipment and leasehold improvements are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to four years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining terms of the lease. Where assets are fully depreciated and are no longer in use, the fully depreciated cost and related accumulated amortization is written off.

Goodwill and Other Intangible Assets

       As described in note 2, all intangible assets at June 28, 2002 were revalued and reduced to zero by a charge to additional paid-in capital. Prior to June 28, 2002, amortization of goodwill and purchased intangible assets was provided on a straight line basis over the respective useful lives of the assets, which ranged from three to five years.

Impairment of Long-Lived Assets

       In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Crystal Decisions adopted SFAS 144 effective June 29, 2002. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The adoption of SFAS 144 had no impact on the Company’s financial position or results of operations because there were no impaired long-lived assets as of the date of adoption. There were no long-lived assets that were considered to be impaired during the periods presented.

Developed Technologies

       Crystal Decisions applies SFAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”(“SFAS 86”) to software technologies developed internally, acquired in business acquisitions or purchased. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which generally occurs upon the completion of a working model. Internal development costs incurred prior to the establishment of technical feasibility are expensed as incurred and are included as research and development expense. As the time period between the completion of a working model and the general availability of software has been short, costs qualifying for capitalization were insignificant. Accordingly, there were no capitalized software development costs at June 28, 2002 or June 27, 2003.

       As described in note 2, all purchased developed technologies at June 28, 2002 were revalued and reduced to zero by a charge to additional paid-in capital. Purchased developed technologies were amortized based on a straight-line basis over the estimated useful life (three to four years). The recoverability of the carrying value of purchased developed technologies was reviewed periodically. The carrying value of purchased developed technologies was compared to the estimated future gross revenues from that product including maintenance revenues and customer support revenues reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

undiscounted cash flows) and to the extent that the carrying value exceeded the net undiscounted cash flows, the difference is written off.

Advertising Expense

       Advertising costs are expensed as incurred. Advertising costs totaled $13.1 million, $12.1 million and $12.3 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

Shipping and Handling

       Shipping and handling costs for all software delivered to customers for new licenses and upgrades of existing licenses are included in cost of licensing revenues.

Stock-Based Compensation

       In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation under SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and net income (loss) per share in annual and interim financial statements.

       At June 27, 2003, the Company had two approved stock-based employee compensation plans, which are described in note 13. Crystal Decisions measures compensation expense for its 1999 Stock Option Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       The following table provides the required pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the fair value-based method had been applied in measuring compensation expense (in thousands, except per share amounts):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Net income (loss) — as reported	$(11,469)	$12,955	$33,455
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	41
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(7,184)	(6,691)	(8,448)

Net income (loss) — pro forma	$(18,653)	$6,264	$25,048

Net income (loss) per share — as reported
Basic	$(0.15)	$0.17	$0.44

Diluted	$(0.15)	$0.17	$0.42

Net income (loss) per share — pro forma
Basic	$(0.25)	$0.08	$0.33

Diluted	$(0.25)	$0.08	$0.31

       Aside from a one-time charge of approximately $41,000 in connection with certain stock options issued to employees in England, no stock-based employee compensation cost was reflected in net income for the periods presented as all other stock options granted under the 1999 Stock Option Plan and 2000 Stock Option Plan (the “Plans”) had an exercise price equal to the market value of the underlying common stock at the date of grant. During fiscal 2001, the reported net loss included $1.9 million related to compensation expense for Old Seagate stock options on the sale of Old Seagate (note 9).

       The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the stock options usually vest over a period of four years, no stock options were issued under the Plans prior to November 1999, the number of stock options awarded varies from one period to another and the Black-Scholes fair value of each award depends on the assumptions at the grant date.

       See note 13 for discussion of the assumptions used in the Black-Scholes option pricing model and the resulting estimated fair value of employee stock options.

Income Taxes

       The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and the use of estimates is required in determining the Company’s provision for income taxes. The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes the liability method. Under this method deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the enacted statutory tax rates that will be in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could be subject to audit by tax authorities in the ordinary course of business.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

     Net Income (Loss) Per Share

       Under the provisions of SFAS No. 128, “Earnings per share”, basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding during the period using the treasury stock method. The incremental shares included as common stock equivalents result from the weighted average fair market values of stock options being in excess of the exercise prices for the stock options outstanding. Potential dilutive securities are excluded from the computation of diluted net income (loss) per share where their inclusion would not be dilutive.

     Guarantor’s Accounting for Guarantees

       The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company; (ii) the pledge of certain assets and shares in connection with the Revolving Line agreement with Comerica described in note 14; (iii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iv) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. In addition, as described in note 2, Crystal Decisions entered into certain indemnification and reimbursement agreements related to the New SAC Transaction.

       Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, there is no pending litigation or claims related to these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of June 27, 2003.

       The Company warrants that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties vary depending upon the type of agreement and the product sold, ranging from 30 to 90 days. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date and no liabilities related to warranty costs were recorded on the balance sheet as of June 27, 2003.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	Cash, Cash Equivalents, Short-Term and Long-Term Investments

       The Company’s cash, cash equivalents, short-term and long-term investments are summarized in the table below. Crystal Decisions classifies its investments in debt securities as available-for-sale and records these investments at the amortized cost, which approximates their fair value. Gains and losses on available-for-sale securities held at June 28, 2002 and June 27, 2003 and gross realized gains or losses on sales of available-for-sale securities during fiscal 2002 and fiscal 2003 were not significant.

	June 28,	June 27,
	2002	2003

	(in thousands)
Cash	$2,945	$9,852
Cash equivalents:
Money market funds	38,537	73,127
Commercial paper	22,957	16,844
Other debt securities	7,012	—

Total cash equivalents	68,506	89,971

Total cash and cash equivalents	71,451	99,823

Short-term investments:
Commercial paper	—	1,878
U.S. government and government sponsored securities	—	3,002

Total short-term investments	—	4,880

Long-term investments:
U.S. government and government sponsored securities	—	3,215

Total long-term investments	—	3,215

Total cash, cash equivalents, short-term and long-term investments	$71,451	$107,918

       The above figures as of June 27, 2003 did not include $2.0 million of restricted cash on deposit with The Bank of Nova Scotia (note 5). Under the Revolving Loan Agreement with Comerica described in note 14(b), the Company is required to maintain $10.0 million of its investments with Comerica or its affiliates. The balances at Comerica are included in “Cash Equivalents” above.

5.	Restricted Cash

       On September 26, 2002, the Company placed $2.0 million on deposit with The Bank of Nova Scotia as a general hypothecation to an overdraft credit facility. The monies held and the interest earned thereon were classified as restricted cash as of June 27, 2003. The overdraft credit facility provides up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line supporting notional contracts of between $4.0 million and $6.0 million. At June 27, 2003, there was no balance outstanding under this overdraft credit facility and foreign exchange forward trading line.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	Property and Equipment

       Property and equipment consisted of the following (in thousands):

	June 28,	June 27,
	2002	2003

Equipment	$18,766	$32,853
Leasehold improvements	4,142	6,643

	22,908	39,496
Less accumulated depreciation	(7,007)	(14,679)

Total property and equipment	$15,901	$24,817

       During the fiscal 2003, fully depreciated assets were written off resulting in a reduction of both cost and accumulated depreciation of $2.2 million.

       Depreciation and amortization expense on property and equipment was $4.4 million, $5.2 million and $9.1 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Depreciation and amortization expense was $2.2 million for the five-month period ended November 22, 2000 and $2.2 million for the period from November 23, 2000 to June 29, 2001.

7.	Intangible Assets

       Intangible assets consisted of the following (in thousands):

	June 28,	June 27,
	2002	2003

Developed technologies	$15,234	$—
Assembled workforce	7,073	—

Total intangible assets	22,307	—
Accumulated amortization	(11,773)	—
Reduction in the net carrying values of intangible assets pursuant to the application of SFAS 109 (note 2)	(10,534)	—

	$—	$—

       As described in note 2, Crystal Decisions revalued its intangible assets as a result of the New SAC Transaction. Commencing on November 23, 2000, these intangible assets were amortized on a straight-line basis over their estimated useful lives (three years). Amortization on these intangible assets was $4.3 million and $7.4 million, respectively, for the period from November 23, 2000 to June 29, 2001 and for fiscal 2002.

       In July 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Crystal Decisions adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective June 29, 2002. Under SFAS 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Certain intangible assets, such as assembled workforce, are no longer considered intangible assets under SFAS 142 and would instead be classified as goodwill. Separate intangible assets that are deemed to have definite lives continue to be amortized over their estimated useful lives. There was no goodwill or remaining definite or indefinite life intangible assets on the consolidated balance sheet as of June 28, 2002 or June 27, 2003.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       Had the Company been accounting for its intangible assets under SFAS 142 for all periods presented, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Reported net income	$(11,469)	$12,955	$33,455
Add back assembled workforce amortization, net of tax	1,357	2,285	—
Add back goodwill and indefinite life intangible asset amortization, net of tax	556	—	—

Adjusted net income	$(9,556)	$15,240	$33,455

Reported net income per share — basic	$(0.15)	$0.17	$0.44
Add back assembled workforce amortization, net of tax	0.02	0.03	—
Add back goodwill and indefinite life intangible asset amortization, net of tax	—	—	—

Adjusted net income per share — basic	$(0.13)	$0.20	$0.44

Reported net income per share — diluted	$(0.15)	$0.17	$0.42
Add back assembled workforce amortization, net of tax	0.02	0.03	—
Add back goodwill and indefinite life intangible asset amortization, net of tax	—	—	—

Adjusted net income per share — diluted	$(0.13)	$0.20	$0.42

       The balances amortized to November 22, 2000 related to goodwill and intangible assets, including assembled workforce and trademarks, related to the June 1999 Old Seagate exchange offer and the October 1999 Old Seagate exchange of shares. The amortization expense related to these assets was $648,000 for the period from July 1, 2000 to November 22, 2000.

8.	Related Party Transactions

Transactions with Old Seagate and Seagate Technology

       In December 2000, Crystal Decisions signed a software license agreement (the “License Agreement”) with Old Seagate, whose obligations were assigned to Seagate Technology. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology a non-exclusive, non-transferable, perpetual license to use certain business intelligence products and receive related maintenance and support services for one year. The total value of the License Agreement was $1.6 million. The License Agreement was priced at an approximate 50% discount to Crystal Decisions’ established list price. During fiscal 2001 and fiscal 2002, respectively, Crystal Decisions recognized approximately $1.5 million and $151,000 of revenues from the License Agreement. The License Agreement also provided for consulting revenues of which Crystal Decisions earned $327,000 and $30,000 in fiscal 2001 and fiscal 2002, respectively (adjusted for the application of EITF 01-14).

       The maintenance and support services related to the License Agreement were renewed for one year during the three months ended December 28, 2001 and for an additional year in the three months ended March 28, 2003. Revenues from the maintenance and support services are being recognized ratably over the term of the contract, which is one year. Crystal Decisions recognized maintenance and support revenues from Seagate Technology of $282,000 in fiscal 2002 and $455,000 in fiscal 2003.

       Historically, Old Seagate provided substantial administrative and financial services to Crystal Decisions under a General Services Agreement dated June 28, 1997. During fiscal 2001, the General Services Agreement was replaced by the following agreements between Crystal Decisions and Seagate Technology and its affiliates: a Corporate Services Agreement, a Payroll

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Services Agreement and a Management Services Agreement under substantially the same terms as the General Services Agreement with Old Seagate. The term of the new agreements are each three years with successive renewal periods of one year. Seagate Technology provides various services as requested by Crystal Decisions for which it charges Crystal Decisions through corporate expense allocations. The amount of corporate expense charges depends upon the total amount of allocable costs incurred by Seagate Technology on behalf of Crystal Decisions less amounts charged as a specific cost or expense rather than by allocation. Such costs have been proportionately allocated to Crystal Decisions based on detailed inquiries and estimates of time incurred by Seagate Technology’s corporate general and administrative departmental managers. Crystal Decisions’ management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Seagate Technology has charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party.

       Amounts charged to Crystal Decisions’ general and administrative expense were $1.2 million, $865,000 and $348,000 for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Commencing November 23, 2000 up to and including the three months ended December 27, 2002, these balances included a quarterly charge of $25,000 for consulting and advisory fees under an annual monitoring agreement that were paid on Crystal Decisions’ behalf by Seagate Technology to certain New SAC investors. In December 2002, Seagate Technology discontinued the annual monitoring agreement. In settlement for the remaining term of the agreement, Crystal Decisions paid $625,000, which was included in general and administrative expense on the statement of operations for the three months ended December 27, 2002. Management believes Seagate Technology charged Crystal Decisions the fair market value of these services and thus no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party.

       Until October 22, 2000, certain employees of Crystal Decisions also participated in the Old Seagate Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permitted eligible employees who had completed thirty days of employment prior to the inception of the offering period to purchase common stock of Old Seagate through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the Purchase Plan, Crystal Decisions employees purchased 24,181 shares of Old Seagate common stock in fiscal 2001. The Company did not make matching payments for such employee stock purchases. The Purchase Plan terminated prior to the closing of the New SAC Transaction.

       As of June 28, 2002 and June 27, 2003, there were no amounts outstanding from Seagate Technology included in accounts receivable. As of June 28, 2002 and June 27, 2003, respectively, there were approximately $1.3 million and $195,000 due to Seagate Technology included in accounts payable.

Transactions with VERITAS

       VERITAS and a subsidiary of VERITAS Software Corporation entered into a three-year cross license and original equipment manufacturer agreement with Crystal Decisions, Corp., a wholly owned subsidiary, on May 28, 1999. Two members of the Company’s board of directors were also members of the board of directors of VERITAS at that time. The cross license agreement provided for the licensing of certain products between the parties. The Company recognized no revenues from VERITAS in fiscal 2001, fiscal 2002 or fiscal 2003.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       On June 21, 2002, the cross license agreement was terminated and the Company entered into two software license and services agreements with VERITAS Software Global Corporation. Two members of the Company’s board of directors were also members of the board of directors of VERITAS at that time. Under one of the agreements, VERITAS granted the Company a perpetual, irrevocable, non-exclusive, non-transferable worldwide license to use given products in specified amounts, solely in support of the Company’s internal business operations. The software license agreement provided for the purchase of annual maintenance and support, which was calculated as a percentage of the actual list price of the licensed software. In July 2002, the Company recorded approximately $622,000 as a prepaid expense related to the annual maintenance and support contract, which was expensed ratably in fiscal 2003. In July 2003, the maintenance agreement was renewed for selected products of the software and the Company recorded approximately $111,000 as a prepaid expense, which is being expensed ratably in fiscal 2004. In a separate agreement, the Company granted VERITAS a perpetual software license to use given products in specified amounts and 18 months of maintenance and support services for no consideration. The fair value of the license and maintenance and support services was approximately $126,000. The Company has not recognized any revenues under this agreement.

       See also notes 2, 9, 11, 14, 15, 17 and 19 for other related party transactions.

9.     Unusual Items

Compensation Expense for Seagate Technology Stock Options on Sale of Seagate Technology

       On November 22, 2000, the date of the closing of the New SAC Transaction, vesting of Seagate Technology options were accelerated and each share was net exercised for merger consideration of 0.4465 shares of VERITAS common stock and $8.55 cash per share of Seagate Technology. The accelerated vesting and net exercise of these options resulted in compensation expense to Old Seagate. At November 22, 2000, options to purchase 51,500 shares of Old Seagate common stock were held by certain Crystal Decisions’ employees. As a result, the Company recorded approximately $1.9 million of non-cash compensation expense attributable to its employees as a capital contribution from Old Seagate. The compensation expense was recorded as an unusual item in the consolidated statement of operations for fiscal 2001.

10.     Restructuring Costs

       During fiscal 2001, Crystal Decisions incurred $573,000 of restructuring charges. The charges related to the closure of eight offices in Europe and were part of a restructuring plan announced in September 2000 to consolidate the European sales organization into fewer locations. The charges were primarily comprised of costs related to the termination of office leases and other related closure costs, as well as severance and benefits due to nine sales and marketing employees who were terminated in September 2000. At June 28, 2002 and June 27, 2003, no amounts remained outstanding.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11.     Income Taxes

       Net income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

U.S.	$(12,110)	$4,837	$24,843
Foreign:
Canada	331	10,952	7,625
Ireland	—	—	12,198
Other	1,493	466	1,980

Net income (loss) before provision for income taxes	$(10,286)	$16,255	$46,646

       The provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Current tax expense (benefit):
U.S. Federal	$(1,418)	$803	$13,890
U.S. State	(1,056)	97	1,678
Foreign	2,128	4,714	7,462

Total current tax expense (benefit)	(346)	5,614	23,030

Deferred tax expense (benefit):
U.S. Federal	—	—	(8,224)
U.S. State	—	—	(994)
Foreign	1,529	(2,314)	(621)

Total deferred tax expense (benefit)	1,529	(2,314)	(9,839)

Provision for income taxes	$1,183	$3,300	$13,191

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

       The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and the use of estimates are required in determining the Company’s worldwide provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could be subject to audit by tax authorities in the ordinary course of business.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       A reconciliation of income taxes computed at the U.S. statutory rate to the provision for income taxes is as follows (in thousands):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Income tax provision for (benefit from) computed at the U.S. statutory rate of 35%	$(3,600)	$5,689	$16,326
State income taxes (benefits), net	(435)	141	1,973
Tax differential related to foreign operations	2,942	(2,117)	(1,167)
Write-off of in-process research and development	693	—	—
Reinstatement of net operating losses	—	(53,492)	—
Valuation allowance	1,913	53,324	(5,094)
Other	(330)	(245)	1,153

	$1,183	$3,300	$13,191

       Prior to the close of the New SAC Transaction, Crystal Decisions was included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Old Seagate. Old Seagate and Crystal Decisions had entered into a tax sharing agreement (the “Tax Allocation Agreement”) pursuant to which Crystal Decisions computed hypothetical taxes as if Crystal Decisions was not joined in the combined or consolidated returns with Old Seagate. Crystal Decisions paid Old Seagate the positive amount of any such hypothetical taxes. If the hypothetical taxes showed entitlement to refunds, including any refunds attributable to a carryback, then Old Seagate would pay Crystal Decisions the amount of such refunds. In prior periods, Crystal Decisions generated substantial cash payments from the Company’s tax losses utilized by Old Seagate, which were used to reduce the obligation under the revolving loan agreement (“Revolving Loan Agreement”) (note 14). As of the end of fiscal 2001 $4.0 million of intercompany tax related balances due to Crystal Decisions from Old Seagate were offset against amounts due to Old Seagate under the Revolving Loan Agreement. On November 22, 2000, the Tax Allocation Agreement was terminated.

       Until October 22, 2000, certain employees of Crystal Decisions participated in the Old Seagate Employee Stock Purchase Plan. During fiscal 2001, $33,000 of income tax benefits relating to the exercise of stock options under this plan by the Company’s employees were credited to additional paid-in capital. The offsetting entry increased amounts due to Old Seagate pursuant to the Tax Allocation Agreement.

       On November 23, 2000, the Company entered into a state tax allocation agreement with several New SAC affiliates. The computation of taxes was similar to that under the Tax Allocation Agreement. Effective June 30, 2001 the state tax allocation agreement ceased to apply. As of June 27, 2003, there were no tax-related receivables due to Crystal Decisions from certain New SAC affiliates.

       During fiscal 2002, the Company’s Canadian subsidiary transferred intellectual property to another foreign subsidiary. The transaction resulted in current taxes of $3.4 million, which were classified as assets on the consolidated balance sheet and are being amortized over the life of the transferred asset, which the Company has determined to be two years. As of June 27, 2003, $1.7 million of the asset remained on the consolidated balance sheet in “Prepaid and other current assets.” As of June 28, 2002, $1.7 million was classified in “Prepaid and other current assets” and $1.7 million was classified in “Other non-current assets.”

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       Deferred income taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of Crystal Decisions’ deferred tax assets and liabilities consisted of the following (in thousands):

	June 28,	June 27,
	2002	2003

Deferred tax assets
U.S. net operating loss carryforwards	$56,170	$42,017
Foreign net operating loss carryforwards	1,440	3,684
Accrued expenses and reserves	3,849	7,349
Excess of tax bases over book bases of assets	6,779	6,531
Other	691	1,383

Total deferred tax assets	68,929	60,964
Valuation allowance	(68,929)	(49,683)

Net deferred tax assets	—	11,281

Deferred tax liabilities
Excess of book bases over tax bases of assets	583	1,284

Total deferred tax liabilities	$583	$1,284

Total deferred tax assets (liabilities)	$(583)	$9,997

       Net deferred tax assets were comprised of $10.2 million of current deferred tax assets and $1.1 million of long-term deferred tax assets as of June 27, 2003.

       During fiscal 2003, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of the future tax benefit that is more likely than not to be realized. A valuation allowance continues to be provided against those deferred tax assets for which there is uncertainty of future realization.

       The Company had foreign net operating losses of approximately $12.3 million at June 27, 2003, which may be used to offset future foreign taxable income. The $12.3 million of net operating losses, except as may be provided in the applicable tax laws, may be carried forward into the future indefinitely.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.     Net Income (Loss) Per Share

       Below is a reconciliation of the numerator and denominator used to calculate net income (loss) per share (in thousands, except per share data).

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(11,469)	$12,955	$33,455

Denominator:
Weighted average number of common shares outstanding	75,253	75,601	75,978

Basic net income (loss) per share	$(0.15)	$0.17	$0.44

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(11,469)	$12,955	$33,455

Denominator:
Weighted average number of common shares outstanding	75,253	75,601	75,978
Dilutive effect of stock options under the treasury stock method	—	1,205	4,339

Weighted average number of common shares outstanding on a diluted basis	75,253	76,806	80,317

Diluted net income (loss) per share	$(0.15)	$0.17	$0.42

The number of anti-dilutive stock options excluded from the net income calculation was 949,850 for fiscal 2002 and 565,978 for fiscal 2003.

13.     Stockholders’ Equity

       As at June 27, 2003, Crystal Decisions’ authorized capital stock consisted of 150,000,000 shares of common stock at $0.001 par value per share. No dividends have been declared or paid to date by Crystal Decisions.

1999 and 2000 Stock Option Plans

       The Crystal Decisions 1999 and 2000 Stock Option Plans (the “Crystal Decisions Plans”) provide for the issuance of incentive and nonstatutory stock options to employees, directors and consultants of Crystal Decisions, New SAC and subsidiaries of the consolidated group.

1999 Stock Option Plan

       Crystal Decisions reserved 22,500,000 shares under the 1999 Stock Option Plan. Options granted under this plan are generally granted at fair market value, expire 10 years from the date of the grant and vest over 48 months, with the shares subject to the option vesting as to 25% on the first anniversary of the vesting commencement date and as to 1/48th of the option per month thereafter. As of June 29, 2001, June 28, 2002 and June 27, 2003 respectively, 10,680,856, 13,391,242 and 17,725,377 options were outstanding under the 1999 stock option plan and 11,422,229, 8,245,862 and 3,684,042 options remained available for grant.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2000 Stock Option Plan

       Crystal Decisions reserved 200,000 shares under the 2000 Stock Option Plan. Options granted under this plan were granted at fair market value, expire 10 years from the date of grant and become fully vested and exercisable immediately prior to a merger or asset sale, other than the New SAC Transaction, or on the date an initial public offering of Crystal Decisions’ common stock is declared effective by the Securities and Exchange Commission. A dividend will be recorded upon the vesting of these options at fair value under SFAS 123. All of the options under this plan were granted to employees of Seagate Technology before the New SAC Transaction. As of June 29, 2001 and June 28, 2002, respectively, 106,450 options were outstanding under the 2000 stock option plan and 93,550 options remained available for grant. As of June 27, 2003, 103,450 options were outstanding under the 2000 stock option plan and 96,550 options remained available for grant.

       Following is a summary of stock option activity of Crystal Decisions’ Plans:

		Options Outstanding

		Number of	Weighted
	Shares	Common	Average
	Available for	Shares	Exercise
	Grant	Issuable	Price

Balance at June 30, 2000	13,910,621	8,788,329	$4.00

Granted	(3,305,615)	3,305,615	4.00
Exercised	—	(395,865)	4.00
Cancelled	910,773	(910,773)	4.00

Balance at June 29, 2001	11,515,779	10,787,306	4.00

Granted	(3,820,338)	3,820,338	4.49
Exercised	—	(466,231)	4.00
Cancelled	643,721	(643,721)	4.07
Repurchased	250	—	4.00

Balance at June 28, 2002	8,339,412	13,497,692	4.14

Granted	(5,614,225)	5,614,225	5.79
Exercised	—	(227,685)	4.03
Cancelled	1,055,405	(1,055,405)	4.77

Balance at June 27, 2003	3,780,592	17,828,827	$4.62

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       The following table summarizes the status of the Company’s stock options outstanding and exercisable at June 27, 2003:

Options Outstanding				Exercisable Options

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number	Exercise
Exercise Price	Shares	(In Years)	Price	of Shares	Price

$4.00	9,609,674	6.8	$4.00	7,940,671	$4.00
4.25	2,260,792	8.3	4.25	952,762	4.25
5.00	243,309	8.5	5.00	97,049	5.00
5.50	4,655,687	9.4	5.50	127,168	5.50
6.00	493,387	9.2	6.00	79,453	6.00
8.00	565,978	9.9	8.00	—	—

	17,828,827	7.9	$4.62	9,197,103	$4.07

   Pro Forma Effect of Stock-Based Compensation

       Crystal Decisions has elected to measure compensation expense for its 1999 Stock Option Plan using the intrinsic value method prescribed by APB 25 and related interpretations.

       As required by SFAS 123, as modified by SFAS 148, the Company is required to present pro forma disclosure of the effects of using the fair value method and has done so in note 3 “Stock-Based Compensation”. For purposes of the pro forma disclosure, management estimates the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of options and the Company’s expected stock price volatility. Therefore, the estimated fair value of the Company’s employee stock options could vary significantly as a result in changes in the assumptions used.

       The weighted average assumptions used and the resulting estimates of weighted-average fair value of options granted during the following periods were as follows:

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Volatility factor	99%	101%	98%
Expected life of stock options	2.82 years	3 years	3 years
Risk-free interest rate	5.6%	4.0%	1.7%
Dividend yields	0.0%	0.0%	0.0%
Weighted-average fair value of options granted during the period	$3.06	$2.88	$3.59

       Until October 22, 2000, the employees of Crystal Decisions were eligible to participate in the Old Seagate Employee Stock Purchase Plan (“Purchase Plan”). The weighted average fair value of shares granted under Purchase Plan was $11.47 in fiscal 2000. The fair value was estimated assuming no dividends and the following weighted average assumptions: an expected life of six months, a risk-free interest rate of 5.7% and a volatility of 78%. The weighted average purchase price of shares granted under the Purchase Plan was $23.38 per share in fiscal 2000. The estimated fair value of the options was amortized over the six-month purchase period for stock purchases under the Purchase Plan ending October 22, 2000.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       For purposes of pro forma disclosures pursuant to SFAS 123, the expected volatility assumptions used by the Company have been based on an average of the Company’s competitors’ historical volatilities over the expected life of the stock options.

Common Stock Subject to Repurchase

       Under the provisions of the 1999 Stock Option Plan, a former employee and certain non-employee directors have exercised certain of their options to purchase common stock, including the unvested portion. At the option of Crystal Decisions and within 30 days of termination of these individuals, Crystal Decisions may, but is not obligated to, repurchase the unvested shares at the original purchase price. As of June 29, 2001, June 28, 2002 and June 27, 2003, respectively, there were 129,001, 70,834 and 17,085 unvested shares that could become subject to repurchase at an aggregate repurchase price of $516,004, $283,336 and $68,340, respectively.

14.     Revolving Loan Agreements

   Seagate Technology

       On July 4, 2001, Crystal Decisions and Seagate Technology renewed the Revolving Loan Agreement originally dated June 28, 1996, which was previously with Old Seagate. The renewed Revolving Loan Agreement provided for maximum outstanding borrowings of up to $15.0 million, which was reduced from the amended loan dated July 4, 2000, which provided for maximum outstanding borrowings of up to $60.0 million. As explained in note 11, the Company also had amounts receivable from (or payable to) Old Seagate under the Tax Allocation Agreement for income tax loss benefits utilized by Old Seagate relative to Crystal Decisions’ tax loss position.

       The loan balance due to Old Seagate was offset against the net receivable pursuant to the Tax Allocation Agreement in accordance with the terms of the contractual agreements.

       The Revolving Loan Agreement expired on July 4, 2002 and was not renewed. The net receivable or net payable balance was presented on the consolidated balance sheets in accordance with the terms of the Revolving Loan Agreement and Tax Allocation Agreement.

       Prior to fiscal 2001, certain of Crystal Decisions’ working capital requirements were financed through the revolving loan agreements and at July 2, 1999 there was a net payable balance due to Old Seagate. At June 30, 2000, there was a net receivable balance due from Old Seagate of $25.7 million, largely as the result of amounts due from Old Seagate Under the Tax Allocation Agreement for income tax loss benefits utilized by Old Seagate relative to Crystal Decisions’ tax loss position.

       During the three months ended June 29, 2001, Seagate Technology repaid $31.0 million of the net balance receivable under the Revolving Loan Agreement, thereby decreasing the receivable balance at June 29, 2001 to $3.4 million. During the three months ended September 28, 2001, Seagate Technology repaid the remaining portion of the receivable balance. At June 28, 2002, or on the expiration of the Revolving Loan Agreement on July 4, 2002, there was no net balance receivable or payable under the Revolving Loan Agreement.

       During all periods, interest income or expense was calculated on a monthly basis on the outstanding net receivable or net payable revolving loan balance. During fiscal 2001, net interest income of $1.8 million was earned at an average rate of 6.46%. During fiscal 2002, net interest income of $301,000 was earned at an average rate of 3.71% for the first fiscal quarter of 2002.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

During fiscal 2001 and 2002, interest income was earned at Seagate Technology’s in-house portfolio yield rate.

   Comerica Bank-California

       In October 2002, Crystal Decisions executed an accounts receivable-based revolving facility (the “Revolving Line”) with Comerica Bank-California (“Comerica”). The Revolving Line provides up to $15.0 million in borrowings for general working capital purposes. Interest is calculated, depending on the nature of the advance, at either the U.S. prime rate or LIBOR plus 2.5% per annum. On prime rate advances, interest is payable monthly. On LIBOR advances, interest is payable on a quarterly basis and at the end of each LIBOR period. Borrowings under the Revolving Line are limited to 80% of eligible accounts receivable, with an additional $2.0 million available in any month in which Crystal Decisions maintains $15.0 million of its investment accounts with Comerica or its affiliates. The Revolving Line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. Upon notice to Comerica and without penalty, Crystal Decisions may terminate the agreement at any time provided that all obligations have been paid in full. The Revolving Line is collateralized by substantially all the Company’s personal property, excluding intellectual property. The agreement also required the Company’s U.S. and Canadian subsidiaries to pledge their assets in support of Crystal Decisions’ obligations under the agreement. The Company was required to pledge shares of most of its subsidiaries to Comerica.

       The terms of the Revolving Line require Crystal Decisions to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The agreement restricts certain of the Company’s activities. For example, it restricts the Company from selling, leasing or otherwise disposing of any part of the business or property under most circumstances. In addition, the agreement prohibits the Company from entering into arrangements which will result in a change of control or in which the Company would incur certain forms of indebtedness without Comerica’s consent. The Company is also restricted from making certain types of distributions and investments. The Company is required to maintain at least an aggregate of $10.0 million in investment accounts with Comerica and some of its affiliates. No amounts were outstanding under the Revolving Line at June 27, 2003. At June 27, 2003, Crystal Decisions maintained $57.1 million of its cash equivalents balance with Comerica. During fiscal 2003, Crystal Decisions earned interest of $281,000 on its deposits with Comerica at an average rate of 1.6% for the year.

15.	Debt Guarantees and Pledge of Assets

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

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

       As New SAC did not require Crystal Decisions’ cash flow to be used to service the obligations pursuant to the Credit Agreement or the Notes, and as the Company believed that none of the guarantees or pledges of assets under the term loans or its guarantee obligations under the Indenture were likely to be invoked, Crystal Decisions’ consolidated financial statements did not reflect any of the proportionate debt and interest charges related to the financing of the New SAC Transaction.

       On May 13, 2002, New SAC and its affiliates completed a refinancing of the secured credit facilities and a tender offer for all of the outstanding Notes and repaid the remaining balance outstanding on the terms loans under the former senior secured credit facilities. Crystal Decisions and its subsidiaries were released from all of the guarantees, pledge of assets and restrictive covenants that existed under the Credit Agreement and Indenture. Crystal Decisions did not fund any debt or interest repayments in respect to the Credit Agreement during the period the credit remained outstanding.

16.	Business Segment and Geographic Information

       Crystal Decisions operates in a single business segment — information management software. Crystal Decisions’ markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. Within the segment, the chief operating decision maker, Crystal Decisions’ chief executive officer, evaluates the performance of the business based upon revenues from product and services, revenues by geographic regions and revenues by product channels.

   Product and services revenues (in thousands):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Licensing	$107,028	$140,009	$185,532
Maintenance, support and services	60,694	77,161	101,976

Total revenues	$167,722	$217,170	$287,508

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

   Geographic revenues (in thousands)(1):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

North America	$123,450	$159,836	$211,944
Europe(2)	31,812	41,770	54,649
Asia Pacific	12,460	15,564	20,915

Total revenues	$167,722	$217,170	$287,508

   Channel revenues (in thousands):

	Fiscal Years Ended

	June 29,	June 28,	June 27,
	2001	2002	2003

Direct	$106,104	$145,944	$191,023
Indirect(3)	61,618	71,226	96,485

Total revenues	$167,722	$217,170	$287,508

   Long-lived tangible assets (in thousands):

	June 28,	June 27,
	2002	2003

United States	$587	$416
Canada	14,933	21,903
Other	381	2,498

Total long-lived tangible assets	$15,901	$24,817

   Reconciliation of total assets (in thousands):

	June 28,	June 27,
	2002	2003

Total long-lived tangible assets	$15,901	$24,817
Other assets, including current	120,945	183,881

Total assets	$136,846	$208,698

(1)	Revenues are attributed to geographic locations based on the location of the customer.

(2)	Europe includes the Middle East and Africa.

(3)	Includes distributors, resellers and OEMs.

       A third-party customer, Ingram Micro, accounted for a total of $27.7 million, $21.0 million and $24.6 million, of total revenues during fiscal 2001, fiscal 2002 and fiscal 2003, respectively. No other customer accounted for 10% or more of Crystal Decisions total revenues during fiscal 2001, fiscal 2002 or fiscal 2003.

17.     Commitments

Leases

       Crystal Decisions leases its facilities under lease agreements. Rent expense for facilities under operating leases was $6.4 million, $7.8 million and $8.4 million for fiscal 2001, fiscal 2002

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

and fiscal 2003, respectively. Facility operating leases expire at various dates through fiscal 2015 and contain various provisions for rental adjustments. The leases require Crystal Decisions to pay property taxes, insurance and normal maintenance costs. Crystal Decisions also occupies two facilities leased by Seagate Technology for which fair value rent and related costs of approximately $340,000 per annum are charged. One of these subleases is expected to end in September 2003. Approximate minimum lease payments for the Company’s facilities were as follows at June 27, 2003 (in thousands):

Fiscal Years
2004	$8,361
2005	6,349
2006	4,926
2007	4,236
2008	3,905
Thereafter	20,232

Total future minimum lease payments	$48,009

     Donation of Cash

       On May 12, 2003, the Company’s Board of Directors approved a pledge of $1.0 million in cash as an endowment to the Community Foundation of Silicon Valley. The pledge was accrued and expensed at June 27, 2003 and was paid on June 30, 2003.

       In addition, the Company’s Board approved that a charitable matching plan be established pursuant to which the Company will match employee donations to the charitable organization described above. The matching of contributions will be on a dollar for dollar basis subject to a maximum annual charitable contribution by the Company in any fiscal year of an amount equal to 1% of the Company’s income before interest, taxes and amortization for the prior fiscal year. This plan shall continue from fiscal year to fiscal year. The amount accrued by Crystal Decisions under this matching plan for fiscal 2003 was approximately $220,000 which was paid to the Foundation in July 2003. The maximum amount that could be paid by Crystal Decisions under this matching plan for fiscal 2004 is approximately $453,000.

       The Community Foundation of Silicon Valley is an independent, public benefit organization that provides grants to charitable groups in areas such as education, arts and cultural participation and neighborhoods and civic engagement. The Community Foundation of Silicon Valley also works with independent, public benefit organizations to provide grants that are used in communities outside of the San Francisco bay area. The Community Foundation of Silicon Valley awards grants equal to at least 5% of its endowment annually.

18.     Litigation

       In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The liability phase of the trial was completed in March 2002, with Crystal Decisions prevailing on all claims except for a quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, the Company received a notice that Vedatech is seeking to set aside the settlement. The mediated settlement and related costs are accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into the court. Although Crystal Decisions believes that Vedatech’s basis for seeking to set aside the mediated settlement is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, a negative outcome could adversely affect Crystal Decisions’ financial position and results of operations.

       In addition to the foregoing, Crystal Decisions is subject to other litigation in the ordinary course of its business. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these matters is not determinable no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

       While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely effect Crystal Decisions’ financial position or results of operations.

19.     Subsequent Events

Acquisition by Business Objects S.A.

       On July 18, 2003, the Company, Business Objects S.A., a society anonyme organized under the laws of the Republic of France (“Business Objects”), Borg Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Business Objects (“Merger Sub 1”), Borg Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of Business Objects (“Merger Sub 2”), Borg Merger Sub III, Inc., a Delaware corporation and wholly-owned subsidiary of Business Objects (“Merger Sub 3”), and Seagate Software (Cayman) Holdings (“HoldCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to satisfaction or waiver of the conditions in accordance with the Merger Agreement, (i) Merger Sub 1 will merge with and into HoldCo (the “HoldCo Merger”), (ii) immediately following the HoldCo Merger, the surviving corporation of the HoldCo Merger will merge with and into Merger Sub 2 (the “Second HoldCo Merger”), (iii) immediately following the Second HoldCo Merger, Merger Sub 3 will merge with and into the Company (the “Crystal Merger”), and (iv) immediately following the Crystal Merger, the surviving corporation of the Crystal Merger will merge with and into the surviving corporation of the Second HoldCo Merger (the “Second Crystal Merger” and together with the HoldCo Merger, the Second HoldCo Merger and Crystal Merger, the “Mergers”). Upon completion of the Mergers, Crystal Decisions and HoldCo will be merged with subsidiaries of Business Objects and the surviving company will be a wholly owned subsidiary of Business Objects.

       Under the terms of the Merger Agreement, upon consummation of the Mergers, holders of common stock of HoldCo and holders of the Company’s common stock (other than HoldCo and other than the Company’s stockholders who exercise appraisal rights under Delaware law), in each case issued and outstanding immediately prior to the consummation of the Mergers, will receive, subject to certain adjustments, (i) a number of newly issued Business Objects American depositary shares (“ADSs”), each ADS representing one ordinary share of Business Objects, (or, at the election of any such stockholder, ordinary shares of Business Objects) calculated in accordance with the provisions of the Merger Agreement based on the number of shares of the Company’s common stock issued and outstanding immediately prior to the consummation of the

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Mergers, and (ii) a proportionate share of $300 million in cash, without interest. In addition, other than as set forth in the next sentence options to acquire the Company’s common stock outstanding immediately prior to the consummation of the Mergers will, upon consummation of the Mergers, be converted into options to acquire Business Objects ADSs. Stock options held by nonemployee members of the Company’s Board of Directors, or that have been granted under the Company’s 1999 Plan — UK sub-plan or the Company’s 2000 Plan will vest in full prior to the closing of the Mergers and will not be assumed or converted. Based on the shares of the Company’s common stock outstanding on a fully diluted basis (calculated using the treasury share method) as of the close of business on July 18, 2003 and the market price of Business Objects ADSs as of such date, as a result of the Mergers, Business Objects would issue approximately 26.5 million ordinary shares (whether initially in the form of ordinary shares or ADSs). Holders of the Company’s common stock will also receive cash in lieu of fractional shares of Business Objects ADSs to which they would otherwise be entitled.

       The Mergers are conditioned upon, among other things, (i) the approval of the stockholders of Business Objects and the Company, as applicable, (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of any other material approvals under applicable foreign antitrust laws, and (iii) other customary conditions. In lieu of a meeting of the stockholders of the Company, on July 18, 2003, HoldCo, which held approximately 98.6% of the outstanding shares of the Company’s common stock on such date, executed an action by written consent approving and adopting the Merger Agreement and approving the Crystal Merger and the Second Crystal Merger.

       In connection with the execution of the Merger Agreement, Business Objects, New SAC, the sole stockholder of HoldCo, and certain stockholders of New SAC, entered into a stockholders agreement (the “Stockholders Agreement”), which will become effective upon the completion of the Mergers. The Stockholders Agreement sets forth the rights and obligations of the parties thereto with respect to various corporate matters of Business Objects following the completion of the Mergers. Among other things, the Stockholders Agreement contains provisions that address standstill restrictions, transfer restrictions, registration rights and board representation.

       In connection with the execution of the Merger Agreement, Business Objects, Merger Sub 1, Merger Sub 2, Merger Sub 3, and New SAC, entered into a support agreement (the “Support Agreement”), pursuant to which, among other things, New SAC agreed to execute an action by written consent approving the Merger Agreement and approving the HoldCo Merger and the Second HoldCo Merger. New SAC delivered such executed action by written consent to Business Objects on July 22, 2003.

       In connection with the execution of the Merger Agreement, Business Objects, Merger Sub 1, Merger Sub 2, Merger Sub 3 and HoldCo, entered into a support agreement (the “Company Support Agreement”), pursuant to which, among other things, HoldCo agreed to execute an action by written consent approving the Merger Agreement and approving the Crystal Merger and the Second Crystal Merger. HoldCo delivered such executed action by written consent to Business Objects on July 18, 2003.

       In connection with the execution of the Merger Agreement, Business Objects, the Company and certain stockholders of Business Objects entered into voting agreements (the “Voting Agreements”), pursuant to which, among other things, such Business Objects stockholders agreed to vote their shares in favor of the Mergers and certain related matters.

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the Business Objects ADSs, or ordinary shares, issued to the Company’s stockholders. The Merger Agreement has been approved by the board of directors of both companies. The Mergers are currently expected to close before the end of calendar 2003. In the event that the Company fails to close the proposed merger due to the occurrence of certain events, the Company may be required to pay Business Objects a termination fee equal to $21 million.

Initial Public Offering

       On May 12, 2003, the Company’s Board of Directors approved an initial public offering of shares of common stock of Crystal Decisions under the Securities Act of 1933. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission on May 23, 2003. Prior to the proposed initial public offering, there has been no public market for the common stock of Crystal Decisions. On July 18, 2003, the Company’s Board of Directors elected to defer the proposed initial public offering and related matters pending the closing of the proposed acquisition of the Company by Business Objects.

Reverse Stock Split

       On May 12, 2003, the Company’s Board of Directors approved a one for two reverse stock split of the Company’s stock subject to the approval by the Company’s stockholders. The reverse split was not to become effective until approved by the Company’s stockholders, however, the financial statements filed in the Company’s Registration Statement on Form S-1 (file no. 333-105559), as amended, gave retroactive effect to the one for two reverse stock split. In connection with the Company’s proposed acquisition by Business Objects, the Company’s Board of Directors determined not to proceed with the reverse stock split and these consolidated financial statements are stated on a pre-split basis.

New Stock Option Plans

       On May 12, 2003, the Company’s Board of Directors approved, subject to stockholder approval, the following actions to occur concurrent with the effectiveness of the Company’s planned initial public offering:

•	Termination of the 1999 Stock Option Plan and 2000 Stock Option Plan as to future option grants other than pursuant to subplans for certain of the Company’s subsidiaries outside of the United States until such time as new sub-plans for these foreign subsidiaries have received any necessary qualification under applicable foreign laws.

•	Adoption of the 2002 Stock Option Plan — 5,000,000 shares of common stock will be reserved for issuance under the 2002 Stock Option Plan. On the first day of each fiscal year, starting with July 3, 2004, the number of shares in the reserve will increase by the lesser of 7,500,000 shares of common stock; 5.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. The plan will terminate in May 2013, unless the Board of Directors terminates it sooner.

•	Adoption of the 2002 Director Option Plan — 250,000 shares of common stock will be reserved for issuance under the 2002 Director Option Plan. On the first day of each fiscal year, starting with July 3, 2004, the number of shares in the reserve will increase by the lesser of 300,000 shares of common stock; 0.2% of outstanding shares of

CRYSTAL DECISIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. The plan will terminate in May 2013, unless the Board of Directors terminates it sooner.

Rescission Offer

       Certain shares issued and option grants made under the 1999 Stock Option Plan to residents of California, Maryland and New York may not have complied with all applicable securities laws of those states. Accordingly, the Company is planning to make a rescission offer to these stockholders and optionees which will allow the holders to elect, during a limited period of time, to return their shares or options to the Company in return for a payment equal to their purchase price or 20% of their aggregate exercise price, plus any applicable interest. As of June 27, 2003, approximately 291,010 outstanding shares of the Company’s common stock and approximately 1,361,928 outstanding options will be subject to the rescission offer. The shares and options had purchase and exercise prices ranging from $4.00 to $8.00 per share. The Company does not believe that the holders of these shares of the Company’s common stock and options to purchase the Company’s common stock will accept the Company’s offer because the prices at which the Company is offering to repurchase them are less than the fair market value of the Business Objects ADSs and cash that the Company’s stockholders will receive and estimated fair value market value of the options to acquire Business Objects ADSs the Company’s optionees will receive if Business Objects proposed acquisition of the Company is completed. However, in the unlikely event that all of these persons accepted the Company’s offer, the Company would make total payments of approximately $2.9 million, which the Company would fund from the Company’s existing cash balances.

       At the time the rescission offer is mailed to stockholders and optionees, Crystal Decisions will reclassify the share capital and related additional paid-in capital associated with the redeemable stock on the consolidated balance sheets as “Redeemable Common Stock”, outside of stockholders’ equity. The carrying value of the redeemable common stock will be equal to the exercise price of the stock subject to the rescission offer plus applicable interest from the date of exercise until acceptance by stockholders of the rescission offer. At the date the rescission offer expires, which is a period of no longer than 30 days from the offer date, the eligible common stock that were not redeemed and the related additional paid-in capital will be reinstated. The interest paid on the repurchase of shares on acceptance of the offer, if any, will be charged as additional paid-in capital. In addition, on the expiration of the offer, the Company will record compensation cost and a related liability equal to the purchase price of outstanding options for which the rescission offer has been accepted.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(17)	Agreement and Plan of Merger dated as of July 18, 2003, by and among Business Objects, S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., Crystal Decisions, Inc. and Seagate Software (Cayman) Holdings
2.2(17)	Stockholders Agreement dated as of July 18, 2003, by and among Business Objects, S.A., New SAC and certain other stockholders
2.3(17)	Support Agreement dated as of July 18, 2003, by and among Business Objects, S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc. and New SAC
2.4(17)	Company Support Agreement dated as of July 18, 2003, by and among Business Objects, S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc. and Seagate Software (Cayman) Holdings
2.5(17)	Form of Voting Agreement by and among Business Objects, S.A., Crystal Decisions, Inc. and certain stockholders of Business Objects, S.A.
3.1(1)	Certificate of Incorporation of Registrant
3.2(1)	Bylaws of Registrant, as amended and restated
10.1(1)	1999 Stock Option Plan and form of Stock Option Agreement, as amended and restated
10.1.1(1)	1999 Stock Option Plan — Canadian Stock Option Agreement
10.1.2(1)	1999 Stock Option Plan — United Kingdom Sub-Plan, as amended and restated
10.1.3(7)	1999 Stock Option Plan, as Amended August 13, 2001
10.1.4(4)	1999 Stock Option Plan — French Sub-Plan.
10.2(1)	2000 Stock Option Plan and form of Stock Option Agreement, as amended and restated
10.3(1)	Seagate Technology, Inc. Employee Stock Purchase Plan, as amended and restated
10.4(1)	Intercompany Revolving Loan Agreement dated July 4, 2000 between the Registrant and Seagate Technology LLC
10.4.1(5)	Intercompany Revolving Loan Agreement dated July 4, 2001 between Crystal Decisions, Inc. and Seagate Technology LLC
10.5(1)	Form of Indemnification Agreement entered into between the Registrant, its affiliates and its directors and officers
10.6(1)	General Services Agreement dated June 28, 1997 between Seagate Software Holdings, Inc. and Seagate Technology, Inc.
10.6.1(2)	Management Services Agreement dated November 20, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology (US) Holdings, Inc.
10.6.2(2)	Corporate Services Agreement dated July 1, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate Technology LLC
10.6.3(2)	Payroll Services Agreement dated July 14, 2000 between Seagate Software Information Management Group Holdings, Inc. and Seagate US LLC
10.7(1)	Tax Allocation Agreement dated April 4, 1996 between Seagate Software Holdings and Seagate Technology, Inc.
10.8(5)	Cross License and Original Equipment Manufacturing Agreement effective October 5, 1998 by and among Seagate Software Information Management Group, Inc., VERITAS Software Corporation and VERITAS Operating Corporation
10.8.1(1)	Amendment No. 1 to Cross License and OEM Agreement dated April 16, 1999

Exhibit
Number	Description

10.9(1)	Lease Agreement dated November 1, 1997 between No. 163 Cathedral Ventures Limited, Seagate Software Information Management Group, Inc. and Seagate Technology, Inc., as Guarantor
10.9.1(1)	Amendment to Lease agreement dated January 27, 1999
10.10(1)	Lease Agreement dated September 27, 1999 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.1(5)	Amendment to Lease agreement dated June 22, 2000 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.10.2(4)	Amended and Restated Lease Agreement dated February 28, 2002 between Laurelton Investments Ltd., Crystal Decisions, Corp. and Crystal Decisions, Inc.
10.11(1)	Lease agreement dated October 18, 1996 between Ravenseft Properties Limited and Holistic Systems Limited
10.11.1(1)	License to Underlet dated May 16, 2000 between Ravenseft Properties Limited, Blackwell Healthcare Communications Limited and Seagate Information Management Group Limited
10.11.2(16)	Under lease agreement dated May 23, 2000 between Seagate Information Management Group Limited and Blackwell Healthcare Communications Limited
10.12(1)	Lease agreement dated June 22, 1998 between Allstate Insurance Company and Seagate Software, Inc.
10.13(1)	Sublease agreement dated June 18, 1999 between Bellsouth Mobility Inc. and Seagate Software Inc.
10.14(3)	Seagate Software Information Management Group (US), Inc. Software License Agreement between Seagate Software Information Management Group, Inc. and Seagate Technology
10.14.1(8)	Amendment No. 1 to the Software License Agreement, dated as of September 20, 2000, between Seagate Technology LLC and Crystal Decisions, Inc.
10.15(5)	Offer Letter dated as of July 20, 2000 by and between Seagate Software Information Management Group, Inc. and William G. Gibson
10.16(6)	Loan and Security agreement dated October 1, 2002 between Crystal Decisions, Inc. and Comerica Bank-California
10.16.1(6)	Addendum to Loan and Security Agreement entered into as of October 1, 2002 between Crystal Decisions, Inc. and Comerica Bank-California
10.17(6)	Offer Letter dated as of September 25, 2002 between Crystal Decisions, Inc. and Jonathan Judge
10.20(9)	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein
10.21(10)	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein

Exhibit
Number	Description

10.22(11)	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited
10.22.1(12)	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein, including Seagate Software Information Management Group Holdings, Inc.
10.22.2(13)	Consolidated Amendment to the Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.
10.22.3(14)	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated, as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.
10.22.4(15)	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto, including Crystal Decisions, Inc.
10.22.5	Indemnification Letter Agreement between the Registrant and New SAC dated July 18, 2003.
10.23	Tenancy dated July 2, 2002 between Crystal Decisions (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited.
10.23.1	Deed dated July 2, 2002 between Crystal Decisions (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited.
10.24(18)	Lease agreement dated December 27, 1994 and lease agreement for additional premises dated December 13, 1995 between Clover Investments, Inc., Crystal Computer Services, Inc. and Seagate Technology, Inc.
10.24.1	Amendment to Lease Agreement dated December 30, 1999 between the Manufacturer Life Insurance Company and Seagate Software Information Management Group (Canada) Inc.
10.24.2	Amendment to Lease Agreement dated July 17, 2000 between the Manufacturer Life Insurance Company and Seagate Software Information Management Group (Canada) Inc.
10.24.3	Amendment to Lease Agreement dated April 2, 2002 between the Manufacturer Life Insurance Company and Crystal Decisions, Corp.
21.1(19)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 84)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10 filed on October 27, 2000 (File No. 000-31859).

(2)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2001.

(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended December 29, 2000.

(4)	Incorporated by Reference to the registrant’s Annual Report on Form 10-K for the period ended June 28, 2002.

(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the period ended June 29, 2001.

(6)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2002.

(7)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2001.

(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2003.

(9)	Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(10)	Incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(11)	Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(12)	Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(13)	Incorporated by reference to Exhibit 2.5 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(14)	Incorporated by reference to Exhibit 2.6 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on May 16, 2002.

(15)	Incorporated by reference to Exhibit 10.18 to amendment no. 10 to the registration statement on Form S-4 (reg. no. 333-88388) of Seagate Technology filed with the SEC on December 17, 2002.

(16)	Incorporated by reference to exhibit 10.11.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-105559) filed with the SEC on May 23, 2003.

(17)	Incorporated by reference to exhibits to the Current Report on Form 8-K filed by the registration with the SEC on July 25, 2003.

(18)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (reg. no. 000-23169) of Seagate Software, Inc. filed with the SEC on October 3, 1997.

(19)	Incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 (reg. no. 333-105559) filed with the SEC on May 23, 2003.