Form 10-Q
period 2003-10-03
CRYSTAL DECISIONS INC
filed 2003-11-14
CIK 1126499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

On October 31, 2003, 76,241,011 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

CRYSTAL DECISIONS, INC.

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

CRYSTAL DECISIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 3,	June 27,
	2003	2003 (1)

ASSETS
Current assets:
Cash and cash equivalents (note 5)	$114,761	$99,823
Short-term investments (note 5)	3,413	4,880
Restricted cash (note 6)	2,026	2,019
Accounts receivable, net of allowance of $2,616 and $2,560	47,067	51,436
Income taxes receivable	—	77
Inventories, net	619	515
Deferred tax assets	12,082	10,229
Prepaid and other current assets (note 7)	8,633	10,635

Total current assets	188,601	179,614
Property and equipment, net	27,655	24,817
Deferred tax assets	1,052	1,052
Long-term investments (note 5)	3,194	3,215

Total assets	$220,502	$208,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (note 8)	$18,240	$17,464
Accrued employee compensation	16,347	20,267
Accrued expenses (note 7)	16,380	15,217
Deferred revenues	49,762	48,245
Income taxes payable	31,930	28,659

Total current liabilities	132,659	129,852
Deferred tax liabilities	1,072	1,284
Deferred revenues	1,724	1,806

Total liabilities	135,455	132,942
Commitments and contingencies (notes 2, 14 and 17)
Stockholders’ equity:
Common stock – 150,000,000 shares authorized; issued and outstanding – 76,225,451 and 76,091,581 at $0.001 par value per share, respectively (note 15)	76	76
Additional paid-in capital	36,323	35,771
Retained earnings	47,616	39,893
Accumulated other comprehensive income	1,032	16

Total stockholders’ equity	85,047	75,756

Total liabilities and stockholders’ equity	$220,502	$208,698

See accompanying notes.

(1) The information in this column was derived from the audited consolidated balance sheet as of June 27, 2003.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended

	October 3,	September 27,
	2003	2002

Revenues (note 4):
Licensing	$52,534	$41,787
Maintenance, support and services (note 8)	29,751	23,261

Total revenues	82,285	65,048
Cost of revenues:
Licensing	1,329	1,732
Maintenance, support and services	14,558	13,907

Total cost of revenues	15,887	15,639

Gross profit	66,398	49,409
Operating expenses:
Sales and marketing	29,688	23,900
Research and development	12,173	9,403
General and administrative (note 8)	14,315	6,580

Total operating expenses	56,176	39,883

Income from operations	10,222	9,526
Interest income and other income, net	589	452

Income before income taxes	10,811	9,978
Provision for income taxes (note 10)	(3,088)	(2,895)

Net income	$7,723	$7,083

Basic net income per share (note 11)	$0.10	$0.09

Diluted net income per share (note 11)	$0.09	$0.09

See accompanying notes.

CRYSTAL DECISIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended

	October 3,	September 27,
	2003	2002

Operating activities
Net income	$7,723	$7,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,710	1,751
Bad debt expense and other reserves	151	244
Deferred income tax recovery	(2,001)	(3,507)
Amortization of other current and non-current assets	425	425
Changes in operating assets and liabilities:
Accounts receivable	4,218	(1,102)
Income taxes receivable	77	817
Inventories	(104)	9
Prepaid and other current assets	2,516	290
Accounts payable	(1,791)	(1,158)
Accrued employee compensation	(3,920)	984
Accrued expenses	1,258	923
Deferred revenues	1,435	449
Income taxes payable	3,207	(1,782)

Net cash provided by operating activities	15,904	5,426

Investing activities
Purchases of property and equipment	(2,981)	(5,606)
Purchase of short-term investments	—	(7,520)
Maturity of short-term investments	1,470	—
Purchase of long-term investments	—	(666)

Net cash used in investing activities	(1,511)	(13,792)

Financing activities
Issuance of common stock	552	273
Deposit to secure overdraft credit facility	(7)	(2,000)

Net cash provided by (used in) financing activities	545	(1,727)
Effect of exchange rate changes on cash and cash equivalents	—	(23)

Net increase (decrease) in cash and cash equivalents	14,938	(10,116)
Cash and cash equivalents at the beginning of the period	99,823	71,451

Cash and cash equivalents at the end of the period	$114,761	$61,335

See accompanying notes.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

     Crystal Decisions, Inc. (“Crystal Decisions” or the “Company”) provides business intelligence software and services that enable the effective use and management of information within and among organizations. Crystal Decisions develops, markets and supports products that allow organizations of all sizes to access data from disparate systems, create useful, interactive information from that data through analysis and reporting and reliably deliver that information to the users that need it. Crystal Decisions is incorporated in Delaware and headquartered in Palo Alto, California.

     Crystal Decisions is a majority owned subsidiary of Seagate Software (Cayman) Holdings Corporation (“SSCH”), a Delaware corporation, which is a majority owned subsidiary of New SAC, a Cayman Islands limited corporation (“New SAC”), whose predecessor was Seagate Technology, Inc. (“Old Seagate”). Old Seagate’s disc drive business was continued by Seagate Technology, of which New SAC is the majority shareholder. On October 15, 2003, 100 shares of SSCH were transferred to and are held by CB Cayman, a Cayman Islands exempted company and wholly owned subsidiary of New SAC. New SAC acquired 75,001,000 shares, or 99.7%, of Crystal Decisions’ outstanding common stock at November 22, 2000. This transaction is referred to hereafter as the New SAC Transaction. The New SAC Transaction constituted a purchase transaction of Old Seagate and resulted in change of control of Crystal Decisions.

     The unaudited consolidated financial statements of Crystal Decisions have been prepared by the Company, in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended June 27, 2003 as filed with the SEC on August 19, 2003.

     The consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The results of operations for the three months ended October 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004 or future operating periods. All information is stated in U.S. dollars unless otherwise noted.

     Crystal Decisions operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2003 ended on June 27, 2003 and comprised 52 weeks. Fiscal 2004 will be a 53-week year and will end on July 2, 2004. The three-month period ended October 3, 2003 comprised 14 weeks and the three-month period ended September 27, 2002 comprised 13 weeks.

     Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

2. Acquisition by Business Objects S.A.

     On July 18, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended August 29, 2003, with Business Objects S.A. (“Business Objects”), a société anonyme organized under the laws of the Republic of France, several wholly owned subsidiaries of Business Objects and SSCH. Upon completion of the Mergers, Crystal Decisions will no longer exist. Accordingly, Business Objects has been identified as the acquirer.

     Under the terms of the Merger Agreement, upon consummation of the Mergers, holders of common stock issued and outstanding immediately prior to the consummation, subject to the restrictions set forth in the Form S-4 filed by Business Objects on October 31, 2003 will receive, subject to certain adjustments,

(i)	a number of newly issued Business Objects American depository shares (“ADSs”), each ADS representing one ordinary share of Business Objects to be determined by a formula in the Agreement and Plan of Merger that allocates approximately 26.5 million shares based on the number of shares of Crystal Decisions common stock issued and outstanding immediately prior to the consummation of the Mergers and the value of stock options at the time of closing; and

(ii)	a proportionate amount of $300.0 million in cash, without interest.

     In addition, other than as set forth in the next sentence, options to acquire the Company’s common stock outstanding immediately prior to the consummation of the Mergers will, upon consummation of the Mergers, be converted into options to acquire Business Objects ADSs. Stock options held by nonemployee members of the Company’s board of directors, or that have been granted under the Company’s 1999 Stock Option United Kingdom sub-plan or the Company’s 2000 Stock Option Plan will vest in full prior to the closing of the Mergers and will not be assumed or converted.

     The Mergers are conditioned upon, among other things, (i) the approval of the stockholders of Business Objects and the Company, as applicable, (ii) clearance or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting periods expired or were terminated in September 2003 and (iii) other customary conditions. In lieu of a meeting of the stockholders of Crystal Decisions, on July 18, 2003, SSCH, which held approximately 98.6% of the outstanding shares of the Company’s common stock on such date, executed a written consent approving and adopting the Merger Agreement. In the event that Crystal Decisions or Business Objects fails to close the proposed merger due to the occurrence of certain events, either party may be required to pay the other a termination fee equal to $21 million.

     Upon the successful completion of the proposed acquisition by Business Objects, Crystal Decisions agreed to pay transaction fees based on a formula and to reimburse certain expenses to its financial advisors contingent upon completion of the Merger. The minimum amount of such fees is estimated to be $6.0 million, although the final amount has yet to be determined. Accordingly, these amounts once they become known will be recorded in the consolidated statements upon completion of the Merger. During the three months ended October 3, 2003, operating expenses included $3.5 million of costs related to the Company’s postponed initial public offering and $4.8 million related to integration costs incurred related to the proposed merger. Other costs associated with the Merger are expensed as incurred.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

3. Accounting for Stock-Based Compensation

     Crystal Decisions accounts for options granted under its 1999 Stock Option Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABP 25”) and related interpretations. Crystal Decisions accounts for options granted under its 2000 Stock Option Plan in accordance with EITF No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, Issue 21, as all stock options were granted to employees of Crystal Decisions’ parent or a company under common control. These options were granted at fair market value and become fully vested and exercisable immediately prior to a merger or sale of substantially all of the Company’s assets or on the effective date of an initial public offering. The Company expects to record a non-cash dividend when vesting of the 2000 Stock Option Plan options occurs.

     The following table provides pro forma disclosures of the effect on net income and net income per share if the fair value-based method had been applied in measuring compensation expense (in thousands, except per share amounts):

	For the three months ended

	October 3,	September 27,
	2003	2002

Net income – as reported	$7,723	$7,083
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	41
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of tax	2,533	1,489

Net income – pro forma	$5,190	$5,635
Net income per share – as reported
Basic	$0.10	$0.09

Diluted	$0.09	$0.09

Net income per share – pro forma
Basic	$0.07	$0.07

Diluted	$0.06	$0.07

     Aside from a charge of approximately $41,000 in connection with certain stock options issued to employees in England, no stock-based employee compensation cost was reflected in reported net income for the periods presented as all other stock options granted under the 1999 Stock Option Plan and 2000 Stock Option Plan (the “Plans”) had an exercise price equal to the market value of the underlying common stock at the date of grant. For purposes of the pro forma disclosures, the estimated fair value of the stock options was amortized over the stock options’ vesting period.

     The pro forma effects of applying SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for the periods presented are not likely to be representative of the pro forma effects of future periods as the stock options usually vest over a period of four years, no options were issued under the Plans prior to November 1999, the number of stock options granted varies from period to period and the Black-Scholes fair value of each grant depends on the assumptions at the grant date.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted were as follows:

	For the three months ended

	October 3,	September 27,
	2003	2002

Volatility factor	86%	102%
Expected life of stock options	3 years	3 years
Risk-free interest rate	2.2%	2.1%
Dividend yields	0.0%	0.0%
Weighted average fair value of stock options granted during the period	$6.56	$3.48

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

     For all bundled arrangements, the Company assesses whether the service elements of the arrangement are essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenues under the arrangement are recognized under the percentage of completion method of contract

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

accounting, based on cost of labor inputs. Expected losses, if any, with respect to consulting services are accrued once they become known.

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

5. Cash, Cash Equivalents, Short-term and Long-term Investments

     The Company’s cash, cash equivalents, short-term and long-term investments are summarized in the table below. Crystal Decisions classifies its investments in debt securities as available-for-sale and records these investments at the amortized cost, which approximates their fair value. Gains and losses on available-for-sale securities held at October 3, 2003 and June 27, 2003 and gross realized gains or losses on sales of available-for-sale securities during the three months ended October 3, 2003 and September 27, 2002 were not significant.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

	October 3,	June 27,
	2003	2003

	(in thousands)
Cash	$13,563	$9,852
Cash equivalents:
Money market funds	86,391	73,127
Commercial paper	14,807	16,844

Total cash equivalents	101,198	89,971

Total cash and cash equivalents	114,761	99,823

Short-term investments:
Commercial paper	1,412	1,878
U.S. government and government sponsored securities	2,001	3,002

Total short-term investments	3,413	4,880

Long-term investments:
U.S. government and government sponsored securities	3,194	3,215

Total long-term investments	3,194	3,215

Total cash, cash equivalents, short-term and long-term investments	$121,368	$107,918

6. Restricted Cash

     On September 26, 2002, the Company placed $2.0 million on deposit with The Bank of Nova Scotia as a general hypothecation to an overdraft credit facility. The monies held and the interest earned thereon is classified as restricted cash. The overdraft credit facility provides up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line supporting notional contracts of between $4.0 million and $6.0 million. At October 3, 2003 and June 27, 2003, there was no balance or contract outstanding under this facility.

7. Derivative Financial Instruments

     Beginning in May 2003, Crystal Decisions began hedging a portion of its exposure to the foreign currency exchange risk on the Company’s forecasted Canadian dollar costs. During the three months ended October 3, 2003, all hedges were effective. As a result, no gain or loss related to hedge ineffectiveness was included in net income during the quarter. At October 3, 2003, the Company recorded a mark-to-market adjustment of $1,016,000 related to these hedges to value the existing forward contracts. This amount was included in accumulated other comprehensive income. The total net amount of realized loss was $284,000, which was reclassified into payroll related expense during the three months ended October 3, 2003.

     As of October 3, 2003, the Company held Canadian dollar foreign exchange forward contracts with a notional amount of $40.2 million. The forward contracts have semi-monthly maturities from October 15, 2003 through July 2, 2004, coinciding with the Company’s Canadian payroll periods.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     The following table segregates items related to hedging transactions included on the balance sheet:

	October 3,	June 27,
	2003	2003

	(in thousands)
Forward contract assets (included in prepaid and other current assets)	$996	$75
Forward contract liabilities (included in accrued expenses)	$—	95

Net forward contract asset (liability)	$996	$(20)

8. Related Party Transactions

     Seagate Technology LLC

     In December 2000, Crystal Decisions signed a software license agreement (the “License Agreement”) with Seagate Technology LLC, an indirect subsidiary of New SAC. Under the terms of the License Agreement, Crystal Decisions granted Seagate Technology LLC a non-exclusive, non-transferable, perpetual license to use certain business intelligence products and receive related maintenance and support services for one year. The maintenance and support services related to the License Agreement were renewed for one year during the three months ended December 28, 2001 and for an additional year in the three months ended March 28, 2003. Revenues from maintenance and support services are recognized ratably over 12 months. Crystal Decisions recognized maintenance and support revenues from Seagate Technology LLC of $108,000 and $106,000 in the three months ended October 3, 2003 and September 27, 2002, respectively.

     Seagate Technology LLC provides various services as requested by Crystal Decisions, for which it charges Crystal Decisions through corporate expense allocations. Crystal Decisions’ management believes that the allocation methods applied to the costs provided under the agreements in place are reasonable. Amounts charged to Crystal Decisions general and administrative expense were $57,000 and $104,000 for the three months ended October 3, 2003 and September 27, 2002, respectively. Because Seagate Technology LLC charged Crystal Decisions the fair market value of these services, no material additional costs would have been incurred had Crystal Decisions obtained these services from a third party. Commencing November 23, 2000 and up to and including the three months ended December 27, 2002, these balances included a quarterly charge of $25,000 for consulting and advisory fees under an annual monitoring agreement that were paid on Crystal Decisions’ behalf by Seagate Technology LLC to certain New SAC investors. In December 2002, Seagate Technology LLC discontinued the annual monitoring agreement. In settlement for the remaining term of the agreement, $625,000 was paid by Crystal Decisions, which was included in general and administrative expense on the statement of operations for the three and six months ended December 27, 2002.

     As of October 3, 2003 and June 27, 2003, there were no amounts outstanding from Seagate Technology LLC included in accounts receivable. As of October 3, 2003 and June 27, 2003, respectively, there were approximately $181,000 and $195,000 due to Seagate Technology LLC included in accounts payable.

     Veritas Merger and Indemnification Agreement

     In connection with the New SAC Transaction, New SAC and its affiliates, including Crystal Decisions, entered into an Indemnification Agreement on March 29, 2000 with VERITAS Software Corporation (“VERITAS”) under which the parties agreed to assume and indemnify VERITAS and its affiliates for

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

substantially all liabilities arising in connection with Old Seagate’s and Crystal Decisions operating assets and for selected tax liabilities. In return, VERITAS, Old Seagate and their affiliates agreed to indemnify New SAC and its affiliates, including Crystal Decisions, for certain liabilities, including all taxes of Old Seagate for which New SAC and its affiliates are not obligated to indemnify VERITAS and its affiliates. VERITAS deposited $150 million into an escrow account, of which the full amount remains at October 3, 2003. This amount will reduce these tax liabilities, including those of Crystal Decisions and our subsidiaries. To the extent that any part of the $150 million is not utilized to satisfy these tax liabilities, it will be paid to the former stockholders of Old Seagate.

     In July 2002, Crystal Decisions entered into a Reimbursement Agreement with Seagate Technology and its affiliates which allocates the respective liabilities and obligations of the parties under the Indemnification Agreement. Under the Reimbursement Agreement, if Crystal Decisions and Seagate Technology became obligated to indemnify VERITAS or Old Seagate under the indemnification agreement, a subsidiary of Seagate Technology will be responsible for the first $125 million of the tax liabilities. Any amount in excess of the first $125 million will be allocated pro rata in accordance with the portion of the purchase price allocated to each entity in connection with the New SAC Transaction among various subsidiaries and affiliates of Seagate Technology, including Crystal Decisions. For indemnification obligations other than tax liabilities, the parties agreed that the responsible entity will reimburse any entity that satisfies the obligation on its behalf.

     In connection with the Agreement and Plan of Merger that Crystal Decisions entered into on July 18, 2003 with Business Objects, Crystal Decisions obtained from VERITAS a written release on September 16, 2003, from its obligations to indemnify VERITAS for matters arising prior to the New SAC Transaction. The release will only become effective if the transaction with Business Objects is completed prior to March 31, 2004 and will not be of any force or effect unless and until the proposed acquisition is completed.

     In addition, on July 18, 2003, New SAC entered into an indemnification letter agreement with Crystal Decisions whereby New SAC agreed to reimburse Crystal Decisions and SSCH (and Business Objects as the successor to those parties upon completion of the proposed acquisition) for any claims arising prior to March 31, 2006 and related to tax matters under the Reimbursement Agreement or the Indemnification Agreement. The indemnification letter agreement becomes effective only upon the closing of the proposed acquisition of Crystal Decisions by Business Objects and will not be of any force or effect if the proposed acquisition is not completed.

9. Revolving Loan Agreement

     In October 2002, Crystal Decisions executed an accounts receivable-based revolving facility (the “Revolving Line”) with Comerica Bank-California (“Comerica”). The Revolving Line provides up to $15.0 million in borrowings for general working capital purposes. Interest is calculated, depending on the nature of the advance, at either Comerica’s U.S. prime rate or Comerica’s LIBOR plus 2.5% per annum. On prime rate advances, interest is payable monthly. On LIBOR advances, interest is payable on a quarterly basis and at the end of each LIBOR period. Borrowings under the Revolving Line are limited to 80% of eligible accounts receivable with an additional $2.0 million available in any month in which Crystal Decisions maintains $15.0 million of its investment accounts with Comerica or its affiliates. The Revolving Line expires on September 30, 2004 at which time the outstanding principal and interest payable balances are due immediately. Upon notice to Comerica and without penalty, Crystal Decisions may terminate the agreement at any time provided

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

that all obligations have been paid in full. The Revolving Line is collateralized by substantially all the Company’s personal property, excluding intellectual property. The agreement also required the Company’s U.S. and Canadian subsidiaries to pledge their assets in support of Crystal Decisions’ obligations under the agreement. The Company was required to pledge shares of most of its subsidiaries to Comerica.

     The terms of the Revolving Line require Crystal Decisions to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The agreement restricts certain of the Company’s activities. For example, it restricts the Company from selling, leasing or otherwise disposing of any part of the business or property under most circumstances. In addition, the agreement prohibits the Company from entering into arrangements which will result in a change of control or in which the Company would incur certain forms of indebtedness without Comerica’s consent. The Company is also restricted from making certain types of distributions and investments. The Company is required to maintain at least an aggregate of $10.0 million in investment accounts with Comerica and some of its affiliates. No amounts were outstanding under the Revolving Line at October 3, 2003 or June 27, 2003. At October 3, 2003, Crystal Decisions maintained $65.4 million of its cash equivalents balance with Comerica. Crystal Decisions earned interest of $214,000 on its deposits with Comerica at an average rate of 1.3% for the three months ended October 3, 2003.

10. Income Taxes

     The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and the use of estimates are required in determining the Company’s provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

     The effective rate used to record income tax expense for the three months ended October 3, 2003 differed from the U.S. federal statutory tax rate primarily due to the effect of operating in foreign jurisdictions that have differing tax treatments as compared to the United States, acquisition costs incurred related to the proposed Business Objects transaction and the reduction in valuation allowance to reflect those future tax benefits that were more likely than not to be realized.

     At October 3, 2003, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of the future tax benefit that was more likely than not to be realized. A valuation allowance continues to be provided against those deferred tax assets for which there is uncertainty of future realization.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

11. Net Income Per Share

     The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	For the three months ended

	October 3,	September 27,
	2003	2002

Basic net income per share:
Numerator:
Net income	$7,723	$7,083

Denominator:
Weighted average number of common shares outstanding	76,171	75,895

Net income per share – basic	$0.10	$0.09

Diluted net income per share:
Numerator:
Net income	$7,723	$7,083

Denominator:
Weighted average number of common shares outstanding	76,171	75,895
Dilutive effect of stock options under the treasury stock method	9,740	3,782

Weighted average number of common shares outstanding on a diluted basis	85,911	79,677

Net income per share – diluted	$0.09	$0.09

     As of October 3, 2003 and September 27, 2002, respectively, the total number of outstanding options to purchase common stock was 20,356,940 and 13,398,720. During the three months ended October 3, 2003, Crystal Decisions issued 133,870 shares of common stock upon the exercise of options granted under the 1999 Stock Option Plan. The number of anti-dilutive stock options excluded from the diluted net income per share calculation was 2,775,694 for October 3, 2003 and 254,925 for September 27, 2002.

12. Comprehensive Income

     During the three months ended September 27, 2002, accumulated other comprehensive income was comprised solely of foreign currency translation gains and losses. Effective March 29, 2003, Crystal Decisions changed the functional currency of the remainder of its foreign subsidiaries from their respective local currency to the U.S. dollar. Accordingly, thereafter, all gains or losses on foreign currency translation are included in net income. During the three months ended October 3, 2003, accumulated other comprehensive income was comprised solely of the net unrealized gain or loss on derivative financial instruments accounted for as cash flow hedges.

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     The components of comprehensive income were as follows (in thousands):

	For the three months ended

	October 3,	September 27,
	2003	2002

Net income	$7,723	$7,083
Foreign currency translation adjustments	—	(226)
Unrealized gain on derivative financial instruments	983	—
Reclassification adjustment for gain on derivative financial instruments	33	—

Comprehensive income	$8,739	$6,857

13. Business Segment Information

     Crystal Decisions has one reportable business segment — information management software.

14. Legal Proceedings

     In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, a wholly owned subsidiary of Crystal Decisions. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, the Company received a notice that Vedatech is seeking to set aside the settlement. The mediated settlement and related costs are accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount in the court. In October 2003, Vedatech filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In October 2003, Crystal Decisions (UK) filed an application with the High Court of Justice claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. Although Crystal Decisions believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint are meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside or Crystal Decisions were to be found liable in the October 2003 action, a negative outcome could adversely affect Crystal Decisions’ financial position, liquidity and results of operations.

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

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

     While Crystal Decisions believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable at this time and negative outcomes may adversely affect the Company’s financial position or results of operations.

15. Rescission Offer

     Certain shares issued and option grants made under the 1999 Stock Option Plan to residents of California, Maryland and New York may not have complied with all applicable securities laws of those states. Accordingly, the Company has made a rescission offer to these stockholders and optionees which will allow the holders to elect, during a limited period of time, to return their shares or options to the Company in return for a payment equal to their purchase price or 20% of their aggregate exercise price, respectively, plus any applicable interest. The rescission offer opened on November 4, 2003 and expires at 5:00 p.m. Pacific time on December 5, 2003. Approximately 327,970 outstanding shares of the Company’s common stock and approximately 1,439,792 outstanding options are subject to the rescission offer. The shares and options had purchase and exercise prices ranging from $4.00 to $11.82 per share. In the event that all of the persons eligible to participate in the rescission offer accepted the Company’s offer, the Company would make total payments of approximately $3.4 million, which the Company would fund from existing cash balances.

     At the time the rescission offer was mailed to stockholders and optionees, Crystal Decisions reclassified the share capital and related additional paid-in capital associated with the redeemable stock on the consolidated balance sheet as “Redeemable Common Stock”, outside of stockholders’ equity. The carrying value of the redeemable common stock is equal to the exercise price of the stock subject to the rescission offer plus applicable interest from the date of exercise until acceptance by stockholders of the rescission offer. On December 6, 2003, the eligible shares of common stock that are not redeemed and the related additional paid-in capital will be reinstated. The interest paid on the repurchase of shares on acceptance of the offer, if any, will be charged either to compensation expense or to additional paid-in capital. For stock options held by optionees, Crystal Decisions will incur compensation expense equal to the amount of the cash paid, including interest, to repurchase the option, if and when an employee accepts the cash settlement feature up to the date the rescission offer expires.

16. Guarantor’s Accounting for Guarantees

     The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company; (ii) the pledge of certain assets and shares in connection with the Revolving Line agreement with Comerica described in note 9; (iii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iv) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. In addition Crystal Decisions entered into certain indemnification and reimbursement agreements related to the New SAC Transaction.

     Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, there is no pending litigation or claims related to

CRYSTAL DECISIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

these obligations, and no liabilities have been recorded for these obligations on the balance sheet as of October 3, 2003 and June 27, 2003.

     The Company warrants that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties vary depending upon the type of agreement and the product sold, ranging from 30 to 90 days. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date and no liabilities related to warranty costs were recorded on the balance sheet as of October 3, 2003 and June 27, 2003.

17. Employment Contract Commitments

     In connection with the proposed acquisition of the Company by Business Objects, Crystal Decisions entered into various employment contracts, change-of-control arrangements and separation agreements.

     The Company entered into an amendment to the employment agreement with Jonathan J. Judge, its President and Chief Executive Officer, and into retention agreements with seven members of the executive team. The terms of these agreements allow for varying payments at varying times, including termination and severance payments, health benefits and other discretionary payments and certain modifications to existing stock option agreements. In addition, each of the individuals under management retention agreements will be entitled to continued employment for a period of three months following the close of the proposed acquisition by Business Objects. All terms are contingent upon the completion of the proposed Merger.

     The new or amended agreements resulted in modifications of the stock option agreements previously entered into by these parties and are being accounted for in accordance with APB 25 and FIN 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). Under FIN 44, management is required to make its best estimate of the ultimate benefit that these parties will receive as a result of the modification of existing agreements or the entering into of new agreements. The Company has not recorded any expense for the three months ended October 3, 2003, as the proposed acquisition has not been completed and the Company is currently unable to estimate whether the individuals will retain a benefit that might have otherwise been forfeited. Should the Merger be completed, the current estimate of compensation cost associated with the modification of Mr. Judge’s agreement is $11.3 million based on the difference between the fair market value and the exercise price of his options at the date of the amended employment agreement. This modification is the result of the extension of the exercise period for Mr. Judge’s stock options from 90 days to one year after termination. The ultimate compensation expense that will be reported related to the executive retention agreements will be based on the benefit of accelerated vesting, absent the modification, on the date of termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Audited Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 as filed with the Securities and Exchange Commission (“SEC”) on August 19, 2003. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and information contained in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as more fully described in the “Factors Affecting our Future Operating Results” section of this Item and elsewhere in this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

     Crystal Decisions provides business intelligence software and services that enable the effective use and management of information within and among organizations. Our revenues are derived primarily from licensing fees for software products and, to a lesser extent, fees for services related to these products, including maintenance, technical support, training and consulting. We sell our software products through two channels: directly to end user customers through our sales force and indirectly through resellers, original equipment manufacturers, systems integrators and distributors, including independent software vendors. Original equipment manufacturers, which are independent software vendors and hardware vendors, generally integrate our products with theirs or resell them with their products. Our other indirect vendors resell our software products to end user customers.

     We were incorporated in Delaware in August 1999. Our headquarters are located at 895 Emerson Street, Palo Alto, California 94301. Our telephone number is (650) 838-7410.

     We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, our Fiscal 2003 ended on June 27, 2003 and comprised 52 weeks. Fiscal 2004 will be a 53-week year and will end on July 2, 2004. The three-month period ended October 3, 2003 comprised 14 weeks and the three-month period ended September 27, 2002 comprised 13 weeks.

     We have reclassified certain comparative period figures to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

     Recent Events

     On July 18, 2003, we entered into an agreement and plan of merger with Business Objects S.A. (“Business Objects”), several wholly owned subsidiaries of Business Objects and Seagate Software (Cayman) Holdings Corporation (“SSCH”). Pursuant to the agreement and plan of merger, as amended on August 29, 2003, we have agreed to be acquired by Business Objects for aggregate consideration to our stockholders (other than SSCH and stockholders who exercise appraisal rights under Delaware law) and common stockholders of SSCH, of approximately $300 million of cash, subject to adjustments, and a number of newly issued Business Objects ordinary shares or American Depository shares (“ADSs”) to be determined by a formula based on our outstanding shares of common stock and the value of our outstanding options to acquire common stock at the time of closing. In addition, certain of our options will be converted into options to acquire Business Objects’ ADSs having a per option value equivalent to the cash and Business Objects’ shares to be received per share by holders of our common stock. The proposed acquisition is subject to the approval of Business Objects shareholders and receipt of various regulatory approvals. Assuming receipt of those approvals, we and Business Objects anticipate that the proposed acquisition will occur prior to the end of calendar 2003.

     Sources of Revenue

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

     Cost of Revenues

     Our cost of licensing revenues consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third-party royalties. Our cost of maintenance, support and services revenues consist primarily of personnel and related overhead costs for technical support, training, consulting and the cost of materials delivered with product upgrades and enhancements.

     Operating Expenses

     Sales and marketing expenses include salaries, benefits, commissions and bonuses earned by sales and marketing personnel, advertising, product promotional campaigns, promotional materials, travel, facilities and other overhead costs. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with development of new products, the enhancement and localization of existing products, quality assurance and testing, as well as facilities and other overhead costs. General and administrative expenses consist primarily of personnel and related costs for finance, legal and human resources, as well as other administrative costs. During the three months ended October 3, 2003, operating expenses included $3.5 million of costs related to our postponed initial public offering and $4.8 million of costs related to integration costs incurred related to the proposed acquisition by Business Objects.

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

     We incur a significant portion of our expenses in Canadian dollars. Our total expenses fluctuate according to the changes in the exchange rate of the Canadian dollar relative to the U.S. dollar. With the exception of our Canadian dollar expenses, the impact of fluctuations in foreign exchange rates on our net operating income is nominal as our foreign denominated revenues substantially offset our foreign denominated expenses. For the three months ended October 3, 2003, a 10% increase in the exchange rate for the Canadian dollar would have increased our revenues by less than 1% but would have increased our expenses by approximately 4%. We recently implemented a partial hedging strategy for these exposures. We may experience substantial foreign exchange gains or losses due to the volatility of the Canadian dollar or other currencies compared to the U.S. dollar, to the extent our hedging activities are ineffective or to the extent that expenses are not covered under our partial hedging strategy.

     Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the course of preparing these consolidated financial statements. On a regular basis we evaluate our estimates and assumptions including but not limited to those related to recognition of revenues, allowance for doubtful accounts, contingencies and litigation, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

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

     For sales to distributors and resellers, we recognize revenues upon the delivery of our products to these parties. We reserve an amount equal to our estimate of all product held by such parties which are subject to rights of return and resale contingencies. We consider several factors in determining these estimates including historical experience, level of inventory in the distribution channels, nature of the product, fixed or determinable fees and payment terms. We reduce our revenues and the related receivables by this estimate.

     For sales to original equipment manufacturers, we recognize revenues when the original equipment manufacturer (“OEM”) reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms. If we determine, through royalty audits or other means, that an OEM did not report revenues accurately, we attempt to reconcile the discrepancies and, if appropriate, record additional revenues upon resolution.

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

     Allowance for Doubtful Accounts. The allowance for doubtful accounts, which is netted against our accounts receivable on our consolidated balance sheets, totaled $2.6 million as of October 3, 2003 and June 27, 2003. The allowance for doubtful accounts represents estimated losses resulting from the inability of our customers to make required payments. We base our estimates on specific identification of probable bad debts based on collection efforts, aging of accounts receivable, our historical experience including bad debt write-offs and other factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to record additional allowances. If the data we use to calculate the allowance does not reflect the future ability to collect outstanding receivables, we may be required to record additional allowances and our future results of operations could be materially impacted. Our bad debt expenses are reflected in general and administrative expenses.

     Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies.” We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and estimable. A determination of the amount of reserves required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, we base our accruals on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

     Income Taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions and we use estimates in determining our worldwide provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are recorded on the consolidated balance sheet. Our deferred tax assets consist primarily of net operating losses carried forward. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and, a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against all our deferred tax assets as of June 28, 2002. During fiscal 2003 and the three months ended October 3, 2003, we released a portion of our valuation allowance against our deferred tax assets and have recorded current and long-term deferred tax assets at October 3, 2003 and September 27, 2002. To the extent we establish any valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the provision for (benefit from) income taxes in our consolidated statements of operations. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

     Stock-Based Compensation. We measure compensation expense for the majority of our stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Because there has been no public market for our stock, the compensation committee previously determined the fair value of our common stock by considering a number of factors, including, but not limited to, contemporaneous valuations, our current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for our common stock, the control position held by New SAC and comparisons to certain of our key metrics with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins. Commencing on July 18, 2003, the compensation committee determined our fair market value pursuant to the exchange ratios set forth in the agreement and plan of merger.

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

  Change in Control of Crystal Decisions

     We became an indirect subsidiary of New SAC (“New SAC”) on November 22, 2000 when New SAC indirectly acquired 75,001,000, or 99.7% of our common stock outstanding at that date, under the terms of a stock purchase agreement with Old Seagate and Seagate Software Holdings. In the acquisition, New SAC purchased all of the operating assets of Old Seagate and its consolidated subsidiaries for cash and borrowings of $1.84 billion, including transaction costs of $25 million. This included Old Seagate’s rigid disc drive, storage area network, removable tape storage solutions businesses and operations, our common stock, and certain cash balances, but excluded the approximately 128 million shares of VERITAS Software Corporation (“VERITAS”) common stock then held by Seagate Software Holdings and certain of Old Seagate’s equity investments.

     The New SAC transaction resulted in a change in control of our company. Under rules and regulations of the Securities and Exchange Commission, because more than 95% of our company was acquired and a change of control occurred, we restated all our assets and liabilities in our financial statements as of November 22, 2000 on a push down accounting basis, which involved the application of the purchase method of accounting to the financial statements of our company in the business combination. We recorded $75,000 and $270,000 less depreciation expense for the three months ended October 3, 2003 and September 27, 2002, respectively, than we would have had the push down adjustments not been made. There was no other impact on the financial results in the periods reported.

Results of Operations

     The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated.

	For the three months ended

	October 3,	September 27,
	2003	2002

Revenues:
Licensing	64%	64%
Maintenance, support and services	36%	36%

Total revenues	100%	100%

Cost of revenues:
Licensing	1%	3%
Maintenance, support and services	18%	21%

Total cost of revenues	19%	24%

Gross margin	81%	76%
Operating expenses:
Sales and marketing	36%	37%
Research and development	15%	14%
General and administrative	17%	10%

Total operating expenses	68%	61%

Income from operations	13%	15%
Interest and other income, net	0%	1%

Income before income taxes	13%	16%
Provision for income taxes	(4%)	(5%)

Net income	9%	11%

Revenues

     The following table sets forth information regarding the composition of our revenues and fiscal period-to-period changes (dollars in thousands):

	For the three months ended

	October 3,	Percent	September 27,
	2003	Change	2002

Licensing revenues	$52,534	26%	$41,787
Percentage of total revenues	64%		64%
Maintenance, support and services revenues	$29,751	28%	$23,261
Percentage of total revenues	36%		36%
Total revenues	$82,285	26%	$65,048

     The majority of our revenues were derived from licensing fees for our products and we anticipate that licensing fees will continue to represent the majority of our revenues for the foreseeable future. Our revenues have increased as the result of the continued delivery of new products, better sales training, the increased size and productivity of our sales force, increased numbers of distributors and OEMs and our targeted marketing campaigns. Additionally, we continued to add new customers with our Crystal 8 and 9 suite offerings, which included major releases including Crystal Enterprise 8.5 in May 2002, Crystal Analysis 8.5 in June 2002, Crystal Reports 9.0 in August 2002 and Crystal Enterprise 9.0 in January 2003. Our Crystal Reports and

Crystal Enterprise products comprise over 95% of our total revenues. The total revenues from these products for the three months ended October 3, 2003 increased 36% over the three months ended September 27, 2002.

     During the three months ended September 27, 2002, revenues from a distributor, Ingram Micro, Inc. (“Ingram”), totaled $6.2 million or 10% of total revenues. Revenues from Ingram represented less than 10% of total revenues for the three months ended October 3, 2003. No other customer or distributor accounted for 10% or more of our total revenues during these periods.

     For the three months ended October 3, 2003, our revenues were $61.9 million, or 75% of total revenues, from customers in North America, $14.1 million, or 17% of total revenues, from customers in Europe, the Middle East and Africa and $6.3 million, or 8% of total revenues, from customers in the Asia Pacific region. For the three months ended September 27, 2002, our revenues were $48.1 million, or 74% of total revenues, from customers in North America, $12.6 million, or 19% of total revenues, from customers in Europe, the Middle East and Africa and $4.3 million, or 7% of total revenues, from customers in the Asia Pacific region. Total revenues increased across all consolidated regions for the three months ended October 3, 2003 from the three months ended September 27, 2002.

     Licensing revenues. The increase in licensing revenues occurred across all sales channels and all consolidated regions, and was primarily the result of the increased size and productivity of our sales force and the addition of new customers purchasing through our direct channel.

     Maintenance, support and services revenues. The increase in maintenance, support and services revenues was primarily attributable to increased maintenance fees associated with sales of new licenses of our products and increased technical support revenues. Because many of our customers renew maintenance and technical support each year, increased maintenance and technical support revenues are generated from the cumulative growth in our customer base.

Cost of Revenues

     The following table sets forth information regarding the composition of our cost of revenues and fiscal period-to-period changes (dollars in thousands):

	For the three months ended

	October 3,	Percent	September 27,
	2003	Change	2002

Cost of licensing revenues	$1,329	(23%)	$1,732
Percentage of licensing revenues	3%		4%
Cost of maintenance, support and services revenues	$14,558	5%	$13,907
Percentage of maintenance, support and services revenues	49%		60%
Total cost of revenues	$15,887	2%	$15,639
Percentage of total revenues	19%		24%

     The absolute dollar decrease in cost of licensing revenues was primarily due to the absence of the shipment of a major product release in the three months ended October 3, 2003 compared to the costs associated with releasing Crystal Reports 9.0 in August 2002. In addition, we changed our method of distribution for manuals, which reduced costs. Cost of licensing revenues will vary depending on the volume, distribution method and mix of software licenses shipped. Cost of maintenance, support and services revenues increased as we continued to expand our customer support and professional services organizations to meet the demands of our growing customer base. These costs included increases in salary and benefit costs of $1.6 million, associated with an increase of over 50 employees. This increase was partially offset by cost control initiatives and the absence of certain costs that were incurred in the three months ended September 27, 2002 in connection with hiring of key personnel.

Gross Margin

     Our gross profit as a percentage of total revenues, or gross margin, increased from 76% for the three months ended September 27, 2002 to 81% for the three months ended October 3, 2003. Our gross margin from licensing revenues increased from 96% to 97% and our gross margin from maintenance, support and services revenues increased from 40% to 51%. The increase in maintenance, support and services margins resulted primarily from an increase in margins in maintenance, consulting and training. Our support and services margins are impacted by the rate of utilization of our personnel and personnel costs relating to the use of our employees versus outside contractors, who are generally more expensive than our personnel. During the three months ended October 3, 2003, the use of outside services by our professional services organization decreased by $1.1 million.

Operating Expenses

     The following table sets forth information regarding the composition of our operating expenses and fiscal period-to-period changes (dollars in thousands):

	For the three months ended

	October 3,	Percent	September 27,
	2003	Change	2002

Sales and marketing	$29,688	24%	$23,900
Percentage of total revenues	36%		37%
Research and development	$12,173	29%	$9,403
Percentage of total revenues	15%		14%
General and administrative	$14,315	118%	$6,580
Percentage of total revenues	17%		10%
Total operating expenses	$56,176	41%	$39,883
Percentage of total revenues	68%		61%

     Sales and Marketing. The increase in sales expenses in absolute dollars was primarily associated with increased salary and benefits expense of $4.3 million related to an overall increase in our sales force and the resultant higher total commissions. In addition, ancillary costs such as travel and entertainment increased by $632,000; however, these were offset by $619,000 in lower advertising and promotion costs. In addition, increases in facilities and overhead costs accounted for $1.5 million of the increase. The decrease in our sales and marketing expenses as a percentage of revenues resulted primarily from increased productivity in our direct sales force.

     Research and Development. The increase in research and development expenses in absolute dollars primarily resulted from increased salary and benefit costs of $1.2 million associated with increased headcount and increased outsourcing costs of $274,000. In addition, allocations for increases in facilities and overhead costs accounted for $993,000 of the increase. We expect research and development expenses to increase in absolute dollars in future periods as we invest in new products and improvements to our existing products.

     General and Administrative. The increase in general and administrative expenses in absolute dollars and as a percentage of total revenues was primarily due to increases in salary and benefits expense of $1.1 million relating to increased staffing to support our growth, the write-off of $3.5 million of costs related to our postponed initial public offering and $4.6 million of the $4.8 million in costs associated with the proposed acquisition by Business Objects. Professional fees not included in either of these groups, decreased by approximately $915,000 due to decreased legal accruals and the absence of certain relocation fees.

     Net interest and other income, net.

     Net interest and other income, net comprised the following (dollars in thousands):

	For the three months ended

	October 3,	Percent	September 27,
	2003	Change	2002

Net interest income	$451	42%	$318
Other income	138	3%	134

Total interest and other income, net	$589		$452

     Net interest income fluctuates depending on movements in the general level of interest rates, our average cash and available-for-sale securities balances and the interest rates applied thereon. The increase in net interest income is primarily the result of increased cash and available-for-sale securities balances.

     Other income (expense) was largely comprised of net foreign exchange gains or losses, which represent the impact of foreign currency fluctuations on the translation of foreign currency transactions and quarter end balances into U.S. dollars and varies depending upon movements in currency exchange rates. During the three months ended October 3, 2003 and September 27, 2002, respectively, we realized a net foreign currency gain of $61,000 and $124,000.

     Income Taxes

	For the three months ended

	October 3,	September 27,
	2003	2002

	(dollars in thousands)
Provision for income taxes	$3,088	$2,895
Effective tax rate	29%	29%

Liquidity and Capital Resources

	October 3, 2003	June 27, 2003	Percent Change

	(dollars in thousands)
Cash and available-for-sale securities*	$121,368	$107,918	12%
Working capital	55,942	49,762	12%

* Includes cash equivalents and short and long-term investments and excludes restricted cash of approximately $2.0 million in each period.

     The majority of our cash and available-for-sale securities are held in U.S. dollar denominated bank deposits or highly liquid investments in accordance with our investment policy. The remaining portion of our cash balance is denominated in the local currencies of our foreign operations, including Canadian dollars, British pounds, Japanese yen, euros and other currencies. All of our cash is maintained in accounts with high credit quality financial institutions and our available-for-sale securities are maintained in highly rated instruments.

	For the three months ended

	October 3, 2003	September 27, 2002	Percent Change

Net cash provided by operating activities	$15,904	$5,426	193%
Net cash used in investing activities	(1,511)	(13,792)	(89%)
Net cash provided by (used in) financing activities	545	(1,727)	132%

     Operating Activities. Our principal source of liquidity is our cash and available-for-sale securities, as well as the cash we generate from operations. We continued to record more revenues year-over-year, including deferred revenues. The increase in cash provided by operating activities was primarily due to the higher net income as a result of increased revenues over the comparative period, which in addition to strong collection efforts and one additional week during the quarter have resulted in additional collected accounts receivable. Our income tax payable liability has continued to increase without an offsetting decrease in cash. These increases are offset by a $3.9 million decrease in accrued employee compensation, which was the result of the timing of compensation payments during the quarter.

     During the three months ended October 3, 2003, we expensed approximately $3.5 million of costs related to our postponed initial public offering. The majority of the initial public offering costs were incurred in previous periods and set up as prepaid expenses until this quarter. We were required to expense these costs during the three months ended October 3, 2003 as at this date it was estimated that our initial public offering would be postponed for at least 90 days.

     In addition, we expensed approximately $4.8 million in costs associated with the proposed merger with Business Objects. The majority of the integration costs incurred related to professional fees for legal, accounting and tax services and were either paid or accrued during the three months ended October 3, 2003.

     In fiscal 2003, we began an extensive implementation of an enterprise resource planning system (“ERP”) for our North America and Asia Pacific regions. We are in the process of implementing the system in the European region and expect to have the entire implementation completed by the end of calendar 2003. To date, we have incurred approximately $7.3 million of expenditures in connection with the implementation of our global ERP. The implementation of the ERP and the adjustment of our procedures to adapt to the new system have been slower and more costly than we anticipated.

     Investing Activities. Investing activities for the three months ended October 3, 2003 included property and equipment purchases, the majority of which were the result of costs associated with information technology and telecommunication system upgrades and build outs, costs associated with our ERP implementation in Europe and other computer purchases. During the three months ended October 3, 2003, no short-term or long-term investment securities were purchased. We received $1.5 million on maturity of certain short-term investments. Investing activities for the three months ended September 27, 2002, were primarily for the purchase of computer equipment and costs associated with the implementation of our global ERP system. Investing activities for the three months ended September 27, 2002 also included the use of funds for the purchase of short-term and long-term investments totaling $8.2 million.

     Financing Activities. We receive cash payments on the issuance of common stock on the exercise of stock options by our employees and directors. Cash received from this source was $552,000 and $273,000 for the three months ended October 3, 2003 and September 27, 2002, respectively.

     During the three months ended September 27, 2002, our Canadian subsidiary deposited $2.0 million into a guaranteed investment certificate to secure an overdraft credit facility. The balance and interest earned thereon is classified as restricted cash.

Known Contractual Obligations

     There have been no significant changes in the operating lease commitments for our facilities since June 27, 2003.

     In May 2003, we agreed to pledge $1.0 million to the Community Foundation of Silicon Valley, which we accrued and expensed in fiscal 2003 and paid on June 30, 2003. We also agreed to match employee contributions to the Community Foundation of Silicon Valley up to 1% of our prior fiscal year net income before interest, taxes and amortization. The amount accrued to account for our matching contribution for fiscal 2003 was approximately $220,000. We accrued and expensed this amount in the three months ended June 27, 2003 and paid this amount in July 2003. The maximum matching contribution for fiscal 2004 is approximately $453,000. During the three months ended October 3, 2003, we did not accrue or pay any material amount as our matching contribution.

     Certain shares issued and option grants made under our 1999 stock option plan to residents of California, Maryland and New York may not have complied with all applicable securities laws of those states. Accordingly, we made a rescission offer to these stockholders and optionees which will allow the holders to elect, during a limited period of time, to return their shares or options to us in return for a payment equal to their purchase price or 20% of their aggregate exercise price, respectively, plus any applicable interest. The rescission offer was opened on November 4, 2003 and expires at 5:00 p.m. Pacific time on December 5, 2003. Approximately 327,970 outstanding shares of our common stock and approximately 1,439,792 outstanding options are subject to the rescission offer. The shares and options had purchase and exercise prices ranging from $4.00 to $11.82 per share. In the event that all of the persons eligible to participate in the rescission offer accepted our offer, we would make total payments of approximately $3.4 million, which we would fund from our existing cash balances.

     As described in Note 17 to the consolidated financial statements, we entered into either employment contracts, change-of-control arrangements or separation agreements with Jonathan Judge and certain of our executives that will require various payments at varying times in the future. No charges have been recorded in the results of operations, as the change-of-control has not yet occurred.

     Upon the successful completion of the proposed acquisition by Business Objects, we agreed to pay transaction fees based on a formula and to reimburse certain expenses to our financial advisors contingent upon completion of the Merger. The minimum amount of such fees is estimated to be $6.0 million, although the final amount has yet to be determined. Accordingly, these amounts once they become known will be recorded in the consolidated statements upon completion of the Merger. Other costs associated with the merger are expensed as incurred.

Financing Agreements

     In October 2002, we executed an agreement with Comerica Bank-California (“Comerica”) for a $15.0 million revolving line of credit. The revolving line provides for interest to be calculated at Comerica’s U.S. prime rate or Comerica’s LIBOR plus 2.5% per annum. Borrowings under the revolving line are limited to 80% of eligible accounts receivable, with an additional $2.0 million available in any month in which we maintain $15.0 million of our investment accounts with Comerica and some of its affiliates. On September 30, 2004, any outstanding principal and interest under the line of credit will be immediately due and payable. Upon notice to Comerica and without penalty, we may terminate the agreement at any time provided that all obligations have been paid in full. The revolving line is collateralized by substantially all of our personal property, excluding our intellectual property. The agreement also required our U.S. and Canadian subsidiaries to pledge all of their assets in support of our obligations under the agreement. We pledged shares of most of our subsidiaries.

     The terms of the revolving line require us to maintain certain quarterly financial covenants related to liquidity, minimum tangible net worth and quarterly free cash flow. The agreement restricts certain of our activities. We are restricted from selling, leasing or otherwise disposing of any part of our business or property under most circumstances. In addition, the agreement places restrictions on entering into arrangements which will result in a change of control, places restrictions on our ability to pay dividends and restricts our ability to incur other forms of indebtedness. We are also required to maintain at least an aggregate of $10.0 million in investment accounts with Comerica and some of its affiliates. No amounts were outstanding under the revolving line at October 3, 2003, June 27, 2003 or at the date of this document. As of October 3, 2003, we maintained $65.4 million of our cash equivalents balance with Comerica.

     Our Canadian subsidiary entered into an overdraft credit facility with The Bank of Nova Scotia (the “Bank”) during fiscal 2002 whereby the Bank will provide up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line generally supporting notional contracts in the range of $4.0 million to $6.0 million. Any overdraft balances are subject to interest computed at the Bank’s prime lending rate payable monthly. At October 3, 2003, there was no balance or contract outstanding under this facility. On September 26, 2002, our Canadian subsidiary placed $2.0 million on deposit with the Bank as a general hypothecation to the overdraft credit facility. The funds held and the interest earned thereon is classified as restricted cash on our consolidated balance sheets. During the three months ended October 3, 2003, we entered into spot transactions and also settled forward contracts that were in existence before the quarter commenced.

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

We believe that our current cash, cash equivalents, short-term investments and the cash generated from our operations, the overdraft agreement with The Bank of Nova Scotia, and the available borrowings under the revolving line of credit with Comerica will be sufficient to meet our operating and capital requirements until the close date of the proposed acquisition of our Company by Business Objects.

     Should the proposed merger with Business Objects not close, upon the occurrence of certain events, we may be required to pay Business Objects a termination fee equal to $21 million. In addition, under certain circumstances as set forth in the merger agreement, Business Objects may be required to pay us a termination fee of $21 million. In addition, some of the costs related to the proposed acquisition, such as legal, accounting, financial printing and a portion of the fees of our financial advisor must be paid even if the acquisition is not completed. In the three months ended October 3, 2003, we incurred and expensed $4.8 million of costs related to integration related activities for the proposed Business Objects acquisition.

Factors Affecting our Future Operating Results

Risks Related to the Proposed Acquisition

     The fair market value of the consideration will fluctuate and is not subject to adjustment.

     Upon completion of the acquisition, each share of our common stock, other than those held by Seagate Software (Cayman) Holdings or persons who exercise appraisal rights under Delaware law, and each share of Seagate Software (Cayman) Holdings common stock, will receive a combination of cash and Business Objects’ shares, either in the form of ordinary shares or ADSs. The market price of Business Objects’ shares may fluctuate substantially both prior to and following completion of the acquisition, which could impact the aggregate value of the proposed acquisition. The terms of the merger agreement do not provide for any adjustment in the number of Business Objects’ shares to be issued in the acquisition as a result of such fluctuations. In addition, we are not permitted to withdraw from the acquisition or resolicit the vote of our stockholders solely because of changes in the market price of Business Objects’ shares. The price of Business Objects’ shares is subject to general price fluctuations in the market for publicly traded equity securities, and the price of Business Objects’ shares has experienced significant volatility in the past. We cannot predict or give any assurances as to the respective market prices of Business Objects’ shares at any time before or after the closing of the acquisition.

     The announcement of the acquisition may have a negative impact on our relationships with customers and our earnings.

     The public announcement of the acquisition may have a material and adverse effect on our revenues and profitability in the short term. In particular, prospective customers could be reluctant to purchase licenses for our products or our services if they are uncertain about the strategic direction of the combined company, the continuation of our product offerings or the willingness of the combined company to support and maintain existing products. Uncertainty created by the announcement of the acquisition may cause one large customer, or a large number of smaller customers, to delay their purchase decisions until the completion of the acquisition, which could cause our quarterly financial results to be significantly below the expectations of market analysts, which could cause a reduction in their expectations of the results of operations of the combined company and the market price of Business Objects’ shares.

     The announcement of the acquisition may cause other relationships to be impaired.

     Some of our customers, original equipment manufacturers, distributors and other strategic partners could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements as a result of the proposed acquisition. In addition, key employees may decide to terminate their employment due to the proposed acquisition or other employees may experience uncertainty about their future role with the combined company, which could adversely affect our ability to retain key management, marketing, sales and technical personnel.

     Regardless of whether the acquisition occurs, we will incur costs that affect our profitability.

     We will incur direct transaction costs in connection with the proposed acquisition, which will be expensed in the quarters in which they are incurred, and which will reduce our earnings for that period. A substantial amount of these costs will be incurred whether or not the acquisition is completed. In addition, because we have elected to proceed with the proposed acquisition in lieu of our previously announced initial public offering, we expensed approximately $3.5 million of legal, accounting and investment banking fees associated with the previously proposed initial public offering in the three months ended October 3, 2003 that would not have otherwise been recorded as current expenses.

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

     When the acquisition is completed, our stockholders will become holders of Business Objects’ shares. Business Objects’ business differs from ours and Business Objects’ results of operations, as well as the price of Business Objects’ shares, may be affected by factors different from those affecting our results of operations.

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

Risks Related to Our Business that Will Impact Us if the
Proposed Acquisition Does Not Occur

     We experience quarterly fluctuations in our results of operations due to a number of factors, including changes in demand for our products and changes in the mix of our revenues, which could decrease our profitability.

     Our revenues have been and in the future may continue to be subject to significant quarterly fluctuations as a result of a number of factors including:

•	the size and timing of orders from and delivery of products to major customers;

•	the mix of products and services of, and the amount of customization required for, our customer orders, which may delay the timing of our recognition of revenues;

•	delay in customer purchasing decisions due to anticipated product upgrades or new products;

•	smaller than anticipated increases in revenues from the introduction of new products;

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	effect of competitors on our market, including Microsoft Corporation’s recent beta release of Reporting Services, a competing report product, and its recent announcement to release Reporting Services as an add on to SQL Server 2000;

•	seasonal factors, potentially resulting in slower sales in our first and third fiscal quarters; and,

•	disruption and delay of business due to man-made or natural disasters, including health concerns such as Severe Acute Respiratory Syndrome, or SARS.

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

     While we achieved profitability in fiscal 2003 and in the three months ended October 3, 2003, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis. We achieved net income of $33.5 million for fiscal 2003, with net income of $7.1 million for the three months ended September 27, 2002. We achieved net income of $7.7 million for the three months ended October 3, 2003. We expect our operating expenses to increase as our business grows and we anticipate that we will continue to make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

     Our sales forecasts are only estimates and if we overestimate revenues, we may be unable to reduce our expenses to avoid or minimize a negative impact on our quarterly results of operations.

     Our revenues, particularly our licensing revenues which represent a majority of our revenues, are difficult to forecast and may fluctuate significantly from quarter to quarter. Our licensing revenues represented 64% of our total revenues for each of the three months ended October 3, 2003 and September 27, 2002. While analysis of anticipated sales trends provides us with guidance in business planning and budgeting, our estimates may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed.

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

     Sales to a small number of distributors and other resellers generate a significant amount of our revenues. Our indirect sales accounted for 34% and 32% of our total revenues for the three months ended October 3, 2003 and September 27, 2002, respectively. Our sales to Ingram Micro, Inc., a distributor, accounted for less than 10% of our total revenues for the three months ended October 3, 2003 and 10% of our total revenues for the three months ended September 27, 2002. If Ingram Micro or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer unless we substantially increase sales to other distributors or other resellers or through other sales channels.

     Our distributors and other resellers decide whether to include our products among those that they sell and generally carry and sell product lines that are competitive with ours. Because distributors and other resellers are generally not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. Thus, our relationships with these distributors and other resellers depend upon their continued cooperation. We rely on our distributors and other resellers to sell our products, report the results of these sales to us and to provide services to certain of the end user customers of our products. If the distributors and other resellers do not sell our products, report sales accurately and in a timely manner and adequately service those end user customers, our revenues and the adoption rates of our products could be harmed.

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

     Because we have substantial research and development, sales operations and administration in Canada and the United Kingdom, we pay a substantial portion of our expenses in the Canadian dollar and the British pound but receive a substantial majority of our revenues in U.S. dollars. Approximately 80% of our revenues were denominated in U.S. dollars, 6% in British pounds and less than 5% in Canadian dollars for the three months ended October 3, 2003. Approximately 38% of our total monetary expenses were denominated in U.S. dollars, 12% in British pounds and 38% in Canadian dollars for the three months ended October 3, 2003. These percentages fluctuate with exchange rates, business operating changes and cash flow versus expense patterns. Even a relatively minor change in exchange rates could have a material impact on our expenses and results of operations. For the three months ended October 3, 2003, a 10% increase in the exchange rate of the Canadian dollar relative to the U.S. dollar would have increased our revenues by less than 1% but would have increased our expenses by approximately 4%. We recently implemented a partial hedging strategy for these exposures. Although we recently began hedging, we cannot be certain that our efforts to minimize this risk will be effective. We may also experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar.

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

     Our products are used in combination with various operating systems. Our future success depends on our ability to continue to support widely-used operating systems. Our applications run primarily on the Microsoft operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of Microsoft’s operating system products. In addition, we have increased our product development efforts for the Unix platform. We also expect to develop additional versions of our products for HP-UX, Linux and other non-Microsoft-based operating systems. If we are unable to develop and market products that support non- Microsoft platforms on a timely and cost-effective basis, our sales will decrease and our results of operations will be harmed.

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

Risks Related to Our Industry and Competition that Will Impact Us if the
Proposed Acquisition Does Not Occur

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

     Additionally, we face competition from many companies with whom we have strategic relationships, including Baan Company N.V., Hyperion Solutions Corporation, International Business Machines Corporation, Lawson Software, Inc., Microsoft, PeopleSoft, Inc. and SAP, all of whom offer business intelligence products that compete with ours. For example, in February 2003, Microsoft announced that it intends to extend its SQL Server business intelligence platform to include reporting capabilities, and in October 2003 released a public beta of the Reporting Services product, which competes directly with both our Crystal Reports and Crystal Analysis products. In June 2003, Microsoft announced that it anticipates releasing Reporting Services as an add on to SQL Server 2000 by the end of calendar 2003. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Some of the companies that bundle our products with theirs could elect not to do so in the future, which could have a material adverse effect on our business, results of operations and financial condition. These other companies could also invest additional resources in existing products or develop and market additional business intelligence products that compete directly with ours, which could harm our business, results of operations and financial condition.

     Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.

     If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Hyperion recently acquired Brio Software, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products. Disruptions in our business caused by these events could reduce our revenues.

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

Risks Related to Our Intellectual Property that Will Impact Us if the
Proposed Acquisition Does Not Occur

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

Other Risks Related to Our Business that Will Impact Us if the
Proposed Acquisition Does Not Occur

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

Further difficulties may delay completion of the implementation even longer. We also anticipate that we will need to expend greater time, money and resources than we originally expected. If we continue to experience further difficulties in the implementation, this could:

•	result in significant and unexpected increases in our operating expenses;

•	complicate and prolong our internal data gathering and analysis processes;

•	require us to restructure or develop our internal processes to adapt to the new system;

•	result in extended work hours for our employees and the temporary use of outside resources, with a resulting increase in expenses, to resolve any software configuration issues or to process transactions manually until issues are resolved;

•	result in the loss of management focus as attention paid to implementation is diverted

•	from other issues; and

•	cause disruption of our operations if the transition to the new enterprise resource planning system creates new or unexpected difficulties or if this system does not perform as expected.

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

     We have significant international operations including development facilities, sales personnel and customer support operations. Our primary product development facilities are located in Vancouver, Canada and Ipswich, England. We derived 25% and 26% of our total revenues for the three months ended October 3, 2003 and September 27, 2002, respectively, from sales outside of North America. Our international operations are subject to certain inherent risks including:

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

     In October 2002, we executed an agreement with Comerica Bank — California for a $15.0 million revolving line of credit. As of October 3, 2003 and the date of this quarterly report, we did not have any outstanding borrowings under the revolving line. Subject to limited exceptions, we are restricted in our ability to pay dividends by the covenants contained in our revolving loan agreement with Comerica. We are permitted to repurchase stock and/or pay cash dividends in an aggregate amount not to exceed $2.0 million during the term of the agreement, provided that we are not in default under the agreement and that a default would not occur immediately after payment of the dividend. We may be unable to repurchase stock or pay dividends in excess of those amounts if Comerica does not agree.

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

     In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, our wholly owned subsidiary. The liability phase of the trial was completed in March 2002, and we prevailed on all claims except for a quantum meruit claim. The court ordered the parties to mediate the amount of that claim and we came to a mediated settlement with Vedatech in August 2002. The mediated settlement was not material to our operations and contained no continuing obligations. In September 2002, however, we received notice that Vedatech is seeking to set aside the settlement. In April 2003, we filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In October 2003, Vedatech filed an action against us, our subsidiary, Crystal Decisions (UK) Limited, and Susan J. Wolfe, our Vice President, General Counsel and Secretary in the United States District Court, Northern District of California, San Jose division, alleging that the August 2002 mediated settlement was induced by fraud and that we engaged in negligent misrepresentation and unfair competition. In October 2003, Crystal Decisions (UK) filed an application with the High Court of Justice claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. Although we believe that Vedatech’s basis for seeking to set aside our mediated settlement and its claims in the October 2003 complaint are meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside or we were found liable in the October 2003 action, a negative outcome could adversely affect our business, results of operations and financial condition.

     In addition to the foregoing, we are subject to other litigation in the ordinary course of our business. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable at this time and negative outcomes may adversely affect our business, results of operations and financial condition.

Risks Related to our Relationship with New SAC and Seagate Technology that Will Impact Us if the Proposed Acquisition Does Not Occur

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

     In connection with these transactions, New SAC and certain of its affiliates, including us, agreed to indemnify VERITAS, Old Seagate and some of their affiliates for substantially all liabilities arising in connection with our operating assets. Although we have agreed with Seagate Technology and several of its affiliates on a methodology to allocate liability, our liability, like Seagate Technology’s, is not capped. As a result, we continue to face possible liability for actions, events or circumstances arising or occurring both before and after the New SAC Transaction. Some areas of potential liability include:

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

     Because New SAC controls our board of directors and owned 98.4% of our outstanding stock as of October 3, 2003, your ability to influence corporate matters is greatly limited.

     New SAC beneficially owned approximately 98.4% of our outstanding common stock as of October 3, 2003, and we expect New SAC to continue to own a substantial number of shares of the combined company after the acquisition. In addition, the shareholders of New SAC are parties to a shareholders agreement governing the ownership of New SAC’s stock. These arrangements result in New SAC and the New SAC shareholders acting together with respect to matters submitted to our stockholders. Through its influence on our board of directors and as a majority stockholder, New SAC has the ability to determine the direction of our business, our operating budget, whether to pursue possible acquisitions, whether to pursue a sale of our company and other matters, including all matters submitted to our stockholders. For example, New SAC and its wholly owned subsidiary, Seagate Software (Cayman) Holdings, have delivered actions by written consent to Business Objects for the purpose of effecting the proposed acquisition, and the number of shares represented by those consents are sufficient to approve the proposed acquisition. Stockholders who are opposed to the merger would have appraisal rights as their remedy. New SAC and the shareholders of New SAC may be the largest single stockholder of the combined company after the acquisition is completed and for the foreseeable future and may decide not to enter into a transaction in which you would receive consideration for your Business Objects shares that is much higher than the cost to you or the then-current market price of those shares. In addition, New SAC and New SAC’s shareholders could elect to sell a controlling interest in us and you may not have a right to participate in the sale. Any decision regarding their ownership of us or Business Objects that New SAC and its shareholders may make at some future time will be in their absolute discretion.

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

     Our investments in debt securities include money market funds, investment grade commercial paper, corporate bonds, government agency securities and other debt securities. The diversity of our portfolio helps us to achieve our investment objective. As of October 3, 2003 and June 27, 2003, all of our cash, cash equivalents, short-term and long-term investments were classified as available-for-sale.

     While we are exposed to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. Declines in interest rates over time will reduce our interest income and we do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. For the three months ended October 3, 2003, fluctuations in the U.S. interest rate did not have a material impact on our net income.

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

     We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. Commencing on March 29, 2003, all translation gains and losses have been included in the determination of net income and are no longer recorded as an adjustment to accumulated other comprehensive income as part of stockholders’ equity. As exchange rates vary, these results, when translated, may vary from expectations and adversely or beneficially impact overall expected profitability. We also have exposure to foreign exchange rate fluctuations when we translate cash from one currency into another to fund operational requirements. In addition, we have exposure to the change in rates as the result of timing differences between expenses being incurred and paid. As exchange rates vary, we may experience a negative impact on financial results.

     We incur the majority of our research and development, customer support costs and administrative expenses in Canadian dollars and British pounds. For example, approximately 80% of our revenues were denominated in U.S. dollars, 6% in British pounds and less than 5% in Canadian dollars for the three months ended October 3, 2003. Approximately 38% of our total monetary expenses were denominated in U.S. dollars, 12% in British pounds and 38% in Canadian dollars for the three months ended October 3, 2003. These percentages fluctuate with exchange rates, business operating changes and cash flow versus expense patterns. We have evaluated our exposure to these risks and have determined that our only significant operating exposure to foreign currencies at this time is to the Canadian dollar. The strengthening of the Canadian dollar has negatively affected and may continue to negatively affect our operating expenses and net income and we continue to have foreign currency risk from this source. For the three months ended October 3, 2003, a 10% increase in the Canadian dollar relative to the U.S. dollar would have increased our revenues by less than 1% but would have increased our expenses by approximately 4%.

     We cannot predict the effect of exchange rate fluctuations upon our future operating results. In May 2003, we implemented a partial hedging strategy for exposure to fluctuations in the exchange rate of the Canadian dollar relative to the U.S. dollar. Although we recently began hedging, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be adversely affected by exchange rate fluctuations.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Part I. Financial Information, Note 14 of the Condensed Notes to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 18, 2003, Seagate Software (Cayman) Holdings Corporation, which owned 98.6% of our common stock at such date, executed an action by written consent of stockholders to approve the proposed acquisition of our company by Business Objects S.A. and the Agreement and Plan of Merger by and among Business Objects S.A., Borg Merger Sub 1, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., Seagate Software (Cayman) Holdings Corporation and Crystal Decisions, Inc. We cannot complete the acquisition by Business Objects until 20 days after we mail an Information Statement describing the written consent and complying with the requirements of Schedule 14C promulgated by the Securities and Exchange Commission to our stockholders. The Information Statement was mailed to our stockholders on November 4, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On July 18, 2003, we filed a Current Report on Form 8-K announcing our revenues for our fiscal quarter ended June 27, 2003.

     On July 22, 2003, we filed a Current Report on Form 8-K announcing the issuance of a July 18, 2003 joint press release with Business Objects S.A. announcing an Agreement and Plan of Merger between our Company and Business Objects S.A.

     On July 25, 2003, we filed a Current Report on Form 8-K for the purpose of filing the Agreement and Plan of Merger related to the proposed acquisition of our Company by Business Objects S.A.

     On September 5, 2003, we filed a Current Report on Form 8-K announcing that we had entered into an amendment to the Agreement and Plan of Merger.

     On October 17, 2003, we filed a Current Report on Form 8-K announcing the transfer of 100 shares held by New SAC to CB Cayman.

     On October 23, 2003, we filed a Current Report on Form 8-K announcing our revenues and financial results for our fiscal quarter ended October 3, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crystal Decisions, Inc.
(Registrant)

November 14, 2003	By:	/s/ Jonathan Judge	President and Chief Executive Officer

Date		(Jonathan Judge)	(Principal Executive Officer)

November 14, 2003	By:	/s/ Eric Patel	Chief Financial Officer

Date		(Eric Patel)	(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.